Form 10-Q
period 1994-06-30
JONES CABLE INCOME FUND 1-B LTD
filed 1994-08-12
CIK 799122

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1994
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ______________

                       Commission File Number:  0-14906

                      JONES CABLE INCOME FUND 1-B, LTD.
- - --------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                              84-1010417
- - --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

   9697 East Mineral Avenue, P.O. Box 3309,  Englewood, Colorado  80155-3309
   -------------------------------------------------------------------------
                     Address of principal executive office

                                (303) 792-3111
                         -----------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                                No
    -----                                                                  -----

                          JONES CABLE INCOME FUND 1-B
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS

                                                                                       June 30,          December 31,
                                                                                         1994               1993
                                                                                     ------------        -----------
                 ASSETS
                 ------

CASH                                                                                 $     87,930        $    44,489

RECEIVABLES:
  Trade receivables, less allowance for doubtful receivables of $9,826 and $12,624 at June 30, 1994 and
    December 31, 1993, respectively                                                       132,714            118,799
  Distribution receivable from cable television joint venture                                -               429,500

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                               10,355,891          9,900,099
  Less-accumulated depreciation                                                        (4,500,066)        (4,044,575)
                                                                                     ------------        -----------

                                                                                        5,855,825          5,855,524

  Franchise costs, net of accumulated amortization of $4,671,000 and
    $4,585,011 at June 30, 1994 and December 31, 1993, respectively                          -                85,990
  Subscriber lists, net of accumulated amortization of $2,837,198 and
    $2,650,130 at June 30, 1994 and December 31, 1993, respectively                     1,714,802          1,901,870
  Favorable leaseholds, net of accumulated amortization of $90,818
     and $84,830 at June 30, 1994 and December 31, 1993, respectively                      66,882             72,870
  Cost in excess of interests in net assets purchased, net of accumulated amortization of $9,282 and $8,670 at June 30, 1994
    and December 31, 1993, respectively                                                    39,618             40,230
  Investment in cable television joint venture                                          5,103,192          6,036,257
                                                                                     ------------        -----------

         Total investment in cable television properties                               12,780,319         13,992,741

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                             9,457              5,279
                                                                                     ------------        -----------

         Total assets                                                                $ 13,010,420        $14,590,808
                                                                                     ============        ===========


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                          JONES CABLE INCOME FUND 1-B
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS

                                                                                      June 30,           December 31,
                                                                                        1994                 1993
                                                                                    ------------         -------------
      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
      -------------------------------------------

LIABILITIES:
  Debt                                                                              $  3,554,479         $   3,547,767
  Accounts payable-
    Trade                                                                                 20,143                 5,101
    General Partner                                                                    2,135,283             1,944,230
  Accrued liabilities                                                                    284,189               340,275
  Accrued distribution to limited partners                                                -                    429,500
  Subscriber prepayments                                                                  44,357                45,971
                                                                                    ------------         -------------

         Total liabilities                                                             6,038,451             6,312,844
                                                                                    ------------         -------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                                    1,000                 1,000
    Accumulated deficit                                                                 (164,791)             (151,731)
    Distributions                                                                       (100,119)             (100,119)
                                                                                    ------------         -------------

                                                                                        (263,910)             (250,850)
                                                                                    ------------         -------------

  Limited Partners-
    Net contributed capital
       (83,884 units outstanding at
       June 30, 1994 and December 31, 1993)                                           34,449,671            34,449,671
    Accumulated deficit                                                              (16,196,086)          (14,903,151)
    Distributions                                                                    (11,017,706)          (11,017,706)
                                                                                    ------------         -------------

                                                                                       7,235,879             8,528,814
                                                                                    ------------         -------------

         Total liabilities and partners'
           capital (deficit)                                                        $ 13,010,420         $  14,590,808
                                                                                    ============         =============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                          JONES CABLE INCOME FUND 1-B
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                             For the Three Months Ended                 For the Six Months Ended
                                                      June 30,                                  June 30,
                                             ---------------------------              ---------------------------

                                                1994             1993                    1994            1993
                                             ----------       ----------              -----------     -----------
REVENUES                                     $1,107,822       $1,106,205              $ 2,189,684     $ 2,190,490

COSTS AND EXPENSES:
  Operating, general and) administrative        666,923          629,754                1,314,686       1,279,639
  Management fees and allocated
    overhead from General Partner               139,375          137,116                  278,571         273,153
  Depreciation and amortization                 340,743          397,228                  735,149         873,534
                                             ----------       ----------              -----------     -----------

OPERATING LOSS                                  (39,219)         (57,893)                (138,722)       (235,836)
                                             ----------       ----------              -----------     -----------

OTHER INCOME (EXPENSE):
  Interest expense                              (97,932)         (97,572)                (187,464)       (207,107)
  Other, net                                    (30,769)         (11,470)                 (46,744)        (23,740)
                                             ----------       ----------              -----------     -----------

         Total other income (expense), net     (128,701)        (109,042)                (234,208)       (230,847)
                                             ----------       ----------              -----------     -----------

LOSS BEFORE EQUITY
  IN NET LOSS OF CABLE
  TELEVISION JOINT VENTURE                     (167,920)        (166,935)                (372,930)       (466,683)

EQUITY IN NET LOSS OF
  CABLE TELEVISION JOINT
  VENTURE                                      (438,950)        (329,037)                (933,065)       (860,422)
                                             ----------       ----------              -----------     -----------

  NET LOSS                                   $ (606,870)      $ (495,972)             $(1,305,995)    $(1,327,105)
                                             ==========       ==========              ===========     ===========

ALLOCATION OF NET LOSS:
  General Partner                            $   (6,069)      $   (4,960)             $   (13,060)    $   (13,271)
                                             ==========       ==========              ===========     ===========

  Limited Partners                           $ (600,801)      $ (491,012)             $(1,292,935)    $(1,313,834)
                                             ==========       ==========              ===========     ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                           $    (7.16)      $    (5.85)             $    (15.41)    $    (15.66)
                                             ==========       ==========              ===========     ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                              83,884           83,884                   83,884          83,884
                                             ==========       ==========              ===========     ===========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                          JONES CABLE INCOME FUND 1-B
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                        For the Six Months Ended
                                                                                                June 30,
                                                                                  ----------------------------------

                                                                                        1994                  1993
                                                                                  -----------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $(1,305,995)          $ (1,327,105)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                                   735,149                873,534
      Equity in net loss of cable television
        joint venture                                                                 933,065                860,422
      Decrease (increase) in trade receivables                                        (13,915)               (10,473)
      Decrease in deposits, prepaid expenses
        and deferred charges                                                           (4,178)                46,120
      Decrease in accounts payable, accrued
        liabilities and subscriber prepayments                                        (42,658)              (101,108)
                                                                                  -----------           ------------

           Net cash provided by operating activities                                 (301,468)               341,390
                                                                                  -----------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                            (455,792)              (371,835)
  Decrease in distributions receivable from cable television
    joint venture                                                                     429,500                   -
  Distributions from cable television joint venture                                      -                   859,000
                                                                                  -----------           ------------

           Net cash provided by (used in) investing activities                        (26,292)               487,165
                                                                                  -----------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                             16,830                 30,000
  Repayment of debt                                                                   (10,118)               (14,292)
  Distributions to limited partners                                                      -                  (859,000)
  Increase (decrease) in accrued distributions
    to limited partners                                                              (429,500)                  -
  Increase (decrease) in advances from General Partner                                191,053                (23,638)
                                                                                  -----------           ------------

           Net cash used in financing activities                                     (231,735)              (866,930)
                                                                                  -----------           ------------

Increase in cash                                                                       43,441                (38,375)

Cash, beginning of period                                                              44,489                 83,631
                                                                                  -----------           ------------

Cash, end of period                                                               $    87,930           $     45,256
                                                                                  ===========           ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                   $   186,679           $    229,109
                                                                                  ===========           ============


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                          JONES CABLE INCOME FUND 1-B
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-B (the "Partnership") at June 30, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three and six month periods ended June 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns and operates the cable television system serving the areas in and around Orangeburg, South Carolina (the "Orangeburg System"). In addition, the Partnership owns an approximate 40 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). The Venture owns and operates the cable television systems serving the areas in and around Brighton and Broomfield, Colorado, Lake County, California, Myrtle Creek, Oregon, South Sioux City, Nebraska and Three Rivers and Watervliet, Michigan.

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1994 (exclusive of the Partnership's approximate 40 percent interest in the Venture) were $55,391 and $109,484, as compared to $55,310 and $109,525, respectively, for the similar 1993 periods.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent salaries and benefits paid to corporate personnel, rent, data processing and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues and/or the cost of assets managed for the partnership. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the three and six month periods ending June 30, 1994 (exclusive of the Partnership's approximate 40 percent interest in the Venture) were $83,984 and $169,087, as compared to $81,806 and $163,628, respectively, for the similar 1993 periods.

(3)      Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS

                                                                       June 30, 1994      December 31, 1993
                                                                       -------------      -----------------
                 ASSETS
                 ------

Cash and accounts receivable                                           $    585,890         $    550,855

Investment in cable television properties                                55,165,917           57,237,567

Other assets                                                                466,752              360,412
                                                                       ------------         ------------

         Total assets                                                  $ 56,218,559         $ 58,148,834
                                                                       ============         ============

         LIABILITIES AND PARTNERS' CAPITAL
         ---------------------------------

Debt                                                                   $ 41,986,453         $ 36,298,318

Payables and accrued liabilities                                          1,389,438            6,661,694

Partners' contributed capital                                            39,504,008           39,504,008

Accumulated deficit                                                     (26,661,340)         (24,315,186)
                                                                       ------------         ------------

         Total liabilities and partners' capital                       $ 56,218,559         $ 58,148,834
                                                                       ============         ============

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                            For the Three Months Ended               For the Six Months Ended
                                                                      June 30,                               June 30,
                                                          -------------------------------        -------------------------------

                                                             1994                1993               1994                1993
                                                          -----------         -----------        -----------         -----------
Revenues                                                  $ 5,312,929         $ 5,162,952        $10,492,177         $10,059,800

Operating, general and administrative                      (2,927,227)         (2,761,245)        (5,933,130)         (5,628,568)

Management fees and allocated overhead from
  Jones Intercable, Inc.                                     (668,441)           (630,688)        (1,346,795)         (1,244,465)

Depreciation and amortization                              (2,144,934)         (2,112,347)        (4,318,763)         (4,383,040)
                                                          -----------         -----------        -----------         -----------

Operating loss                                               (427,673)           (341,328)        (1,106,511)         (1,196,273)

Interest expense                                             (644,246)           (486,808)        (1,210,217)           (971,499)
Other, net                                                    (31,804)                786            (29,426)              4,277
                                                          -----------         -----------        -----------         -----------

         Net loss                                         $(1,103,723)        $  (827,350)       $(2,346,154)        $(2,163,495)
                                                          ===========         ===========        ===========         ===========

         Management fees paid to the General Partner by the Venture totalled $265,646 and $524,609, respectively, for the three and six months ended June 30, 1994 as compared to $258,148 and $502,990, respectively, for the similar
1993 periods.   Reimbursements for overhead and administrative expenses
totalled $402,795 and $822,186, respectively, for the three and six months ended June 30, 1994 as compared to $372,540 and $741,475, respectively, for the similar 1993 periods. Management fees paid by the Venture and attributable to the Partnership totalled $105,647 and $208,637, respectively, for the three and six months ended June 30, 1994 as compared to $102,665 and $200,039, respectively, for the similar 1993 periods. Reimbursements for overhead and administrative expenses attributable to the Partnership totalled $160,192 and $326,983, respectively, for the three and six months ended June 30, 1994 as compared to $148,159 and $294,885, respectively, for the similar 1993 periods.

                          JONES CABLE INCOME FUND 1-B
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

         During the first six months of 1994, approximately $456,000 was expended for capital improvements within the Partnership's Orangeburg System.
Approximately 31 percent was for cable plant extensions.   Approximately 30
percent of these expenditures related to service drops to homes. Approximately 13 percent of these expenditures related to the purchase of converters. The remainder of these expenditures were for various enhancements in the Orangeburg System. These expenditures were funded by cash generated from operations and advances from the General Partner. Anticipated capital expenditures for the remainder of 1994 are approximately $290,000. Of this total, approximately 11 percent is expected to relate to cable plant extensions, approximately 13 percent is for service drops to homes, approximately 32 percent is for the purchase of converters and approximately 30 percent is for the rebuild of a portion of the Orangeburg System. The remainder of the expenditures is expected to be used for various system enhancements. Funding for these expenditures is expected to be provided by cash generated from operations and, in its discretion, advances from the General Partner. The level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the 1992 Cable Act, and the Partnership's liquidity position.

         The Partnership's credit facility currently has the maximum amount available of $3,500,000 outstanding. The facility expires September 30, 1994, at which time the entire outstanding principal balance is due. The General Partner will seek to renegotiate the credit facility prior to expiration. In the event that the General Partner is unable to renegotiate the credit facility, which is not anticipated, the General Partner would consider selling assets to repay the loan. Interest on this facility is at the Partnership's option of the Prime rate plus 1/8 percent, the CD rate plus 1-3/8 percent or the London Interbank Offered Rate plus 1-1/4 percent. The effective interest rates on outstanding obligations were 5.57 percent and 4.25 percent, respectively, at June 30, 1994 and 1993

         Since the balance on the Partnership's credit facility is at the maximum available, the General Partner has advanced funds necessary for capital expenditures. Interest on such advances is calculated at the General Partner's weighted average cost of borrowing. At June 30, 1994, such advances totalled $2,135,283.

         In addition to the Orangeburg System, the Partnership owns an approximate 40 percent interest in Jones Cable Income Fund 1- B/C Venture (the "Venture"). The investment is accounted for under the equity method. When compared to the December 31, 1993 balance, this investment has decreased by $933,065. This decrease represents the Partnership's proportionate share of losses generated by the Venture during the first six months of 1993. The Venture's losses, which are principally the result of depreciation and amortization charges, are expected to continue throughout the remainder of 1993.

         During the first six months of 1994, capital improvements within the Venture's operating systems totalled approximately $2,200,000. Approximately 28 percent of these expenditures related to rebuilding and upgrading the Venture's Systems, and approximately 21 percent was for service drops to homes. Approximately 12 percent of these expenditures were for plant extensions. The remainder of these expenditures related to various enhancements in all of the Venture's systems. Funding for these improvements was provided by cash generated from operations and borrowings from the Venture's credit facility. Anticipated capital expenditures for the remainder of 1994 are approximately $2,375,000. System upgrades and rebuilds are expected to account for approximately 49 percent of the expenditures, and plant extensions are expected to account for approximately 23 percent of the capital expenditures. Service drops to homes will account for approximately 23 percent. The remainder of the expenditures will relate to various enhancements in the Venture's systems. The level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the 1992 Cable Act and the Venture's liquidity position. Funding for these expenditures is expected to be provided by cash generated from operations and borrowings under the Venture's credit facility.

         In May 1994, the Venture completed negotiation of its credit facility to increase the maximum amount available to $45,000,000 and to extend the revolving credit period to June 30, 1997, at which time the outstanding balance is payable in full. At June 30, 1994, $41,700,000 was outstanding on the Venture's credit facility. Interest on outstanding principal is calculated at the Venture's option of the prime rate plus 1/8 percent, the CD rate plus 1-3/8 percent, or LIBOR plus 1-1/4 percent. The effective interest rates on amounts outstanding as of June 30 , 1994 and 1993 were 6.16 percent and 4.48 percent, respectively. In January of 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $15,000,000. The Venture paid a fee of $145,500 for the coverage. The agreement protects the Venture from interest rates that exceed 7 percent for three years from the date of the agreement.

         Due to the regulatory matters discussed below, and to the Venture's borrowing limitation of 45 percent of the fair market value of its assets, no distribution was declared for the second quarter of 1994. The Venture will use cash flow from operations to fund capital expenditures. Although the General Partner does not expect to resume distributions in the near term, a determination of the level of distributions, if any, will be made on a quarter by quarter basis.

         Subject to regulatory matters discussed below, the General Partner believes that the Venture has sufficient sources of capital to meet its anticipated needs.

Regulatory Matters

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including those owned and managed by the Partnership and the Venture, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the Partnership and the Venture reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization, however the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re- packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25 percent permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the credit necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. The FCC also proposed adopting a productivity factor to be offset against future inflation increases to be applied regardless of which form of regulation is used, cost of service or benchmark regulation. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         The Partnership has elected to file cost-of-service showings in its Orangeburg system. The Venture has elected cost-of- service showings in its Brighton and Broomfield, Colorado, Myrtle Creek, Oregon, South Sioux City, Nebraska and Three Rivers, Michigan systems.

         The Venture complied with the new benchmark regulations and reduced rates in its Clearlake Oaks, California system. The annualized reduction of the Venture's operating income before depreciation and amortization is $130,000, or approximately 2 percent. In the systems electing cost-of-service, the General Partner anticipates no further reduction in revenues or operating income before depreciation and amortization. The Venture will continue its efforts to mitigate the effect of such rate reductions.

         There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court and a decision is expected in the next several months. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record.
The Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional, and these decisions have been appealed. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

                             RESULTS OF OPERATIONS

         Revenues of the Partnership's Orangeburg, South Carolina System increased $1,617, or less than 1 percent, from $1,106,205 for the three months ended at June 30, 1993 to $1,107,822 at June 30, 1994. This increase is due to increases in basic subscribers and would have been greater but for the reduction in basic rates mandated by the FCC. For the six month periods, revenues decreased $806, or less than 1 percent, from $2,190,490 at June 30, 1993 to $2,189,684 at June 30, 1994. Although basic subscribers increased 361 or approximately 3 percent, from 11,358 at June 30, 1994 to 11,719 at June 30, 1994, revenues decreased due to the reduction in basic rates mandated by the FCC in May 1993 with which the Partnership complied effective September 1, 1993. No other individual factor was significant to the change in revenues.

         Operating, general and administrative expenses increased $37,169, or approximately 6 percent, from $629,754 for the three months ended June 30, 1993 to $666,923 at June 30, 1994. For the six month periods ended June 30, 1993 and 1994, operating, general and administrative expense increased 35,047, or approximately 3 percent, from $1,279,639 at June 30, 1993 to $1,314,686 at June 30, 1994. Operating, general and administrative expense represented 57 percent and 58 percent of revenues for the three and six months periods of 1993 compared to 60 percent and 60 percent, respectively, for the three and six months ended June 30, 1994. The increases in operating, general and administrative expenses were primarily due to increases in personnel costs and programming fees. No other individual factor significantly affected the increases in expenses. Management fees and allocated overhead from the General Partner increased $2,259, or approximately 2 percent, from $137,116 at June 30, 1993 to $139,375 at June 30, 1994. For the six months ended June 30, 1993 and 1994, management fees and allocated overhead from the General Partner increased $5,418, or approximately 2 percent, from $273,153 in 1993 to $278,571 in 1994.
These increases are due to increases in allocated expenses from the General Partner.

         Depreciation and amortization expense decreased $56,485, or approximately 14 percent, from $397,228 for the three months ended June 30, 1993 to $340,743 at June 30, 1994. For the six months ended June 30, 1993 and 1994, depreciation and amortization expense decreased $138,385, or approximately 16 percent, from $873,534 in 1993 to $735,149 in 1994. These decreases are due to the maturation of the intangible asset base.

         Operating loss decreased $18,674 from $57,893 for the three months ended June 30, 1993 to $39,219 at June 30,1994 due primarily to the increase in operating, general and administrative expense. Operating loss decreased $97,114, or approximately 41 percent from $235,836 for the six months ended June 30, 1993 to $138,722 at June 30, 1994 due to the decreases in depreciation and amortization. Operating income before depreciation and amortization decreased $37,811, or approximately 11 percent, from $339,335 for the three months ended June 30, 1993 to $301,524 at June 30, 1994. For the six months ended June 30, 1993 and 1994, operating income before depreciation and amortization decreased $41,271, or approximately 6 percent, from $637,398 in 1993 to $596,427 in 1994. These decreases are due primarily to the increases in operating, general and administrative expenses. The decreases in operating income before depreciation and amortization reflect the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to remain constant. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to remain constant. However, other operating costs such as programming fees, salaries and benefits, and marketing costs, as well as certain costs incurred by the General Partner, which are allocated to the Partnership, continue to increase. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases (due to, among other things, programming fees, reregulation and competition) that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) rate adjustments; (b) new service offerings; (c) product re-marketing and re-packaging and (d) targeted non-subscriber acquisition marketing.

         Interest expense increased $360, or less than 1 percent, from $97,572 for the three months ended June 30, 1993 to $97,932 at June 30, 1994. For the six months ended June 30, 1993 and 1994, interest expense decreased $19,643, or approximately 9 percent, from $207,107 to $187,464 . This decrease is due primarily to lower outstanding balances on interest bearing obligations. Loss before equity in net loss of cable television joint venture increased $985, or approximately 1 percent, from $166,935 for the three months ended June 30, 1993 to $167,920 at June 30, 1994 . For the six months ended June 30, 1993 and 1994, loss before equity in net loss of cable television joint venture decreased $93,753, or approximately 20 percent, from $466,683 at June 30, 1993 to $372,930 at June 30, 1994 . These decreases are due primarily to decrease in operating loss and decrease in interest expense.

         In addition to its Orangeburg, South Carolina system, the Partnership owns an approximate 40 percent interest in the Venture.


         Revenues of the Venture increased $149,977, or approximately 3 percent, from $5,162,952 to $5,312,929 for the three months ended June 30, 1993 as compared to 1994. For the six month periods ended June 30, 1993 and 1994, revenues increased $432,377, or approximately 4 percent, from $10,059,800 at June 30, 1993 to $10,492,177 at June 30, 1994. Since June 30, 1993, the
Venture has added 3,696 basic subscribers representing an increase of approximately 6 percent. Basic subscribers increased from 57,198 at June 30, 1993 to 60,894 at June 30, 1994. This increase in the subscriber base accounted for approximately 62 percent and 80 percent, respectively, of the three and six month increases in revenues. Increases in advertising sales revenue accounted for approximately 29 percent and 18 percent, respectively, of
the three and six month increases in revenues.   No other single factor
significantly affected the of the three and six month increases in revenues. The increase in revenue would have been greater but for the reduction in certain rates charged due to new basic rate regulations issued by the FCC in May 1993 with which the Venture complied effective September 1, 1993.

         Operating, general and administrative expense increased $165,982, or approximately 6 percent, from $2,761,245 to $2,927,227 for the three months ended June 30, 1994. For the six months ended June 30, 1994 and 1993, operating, general and administrative expense increased $304,562, or approximately 5 percent, from $5,628,568 at June 30, 1993 to $5,933,130 at June 30, 1994. Operating, general and administrative expense represented 55 percent and 57 percent, respectively, of revenue for the three and six month periods ended June 30, 1994 compared to 53 percent and 56 percent, respectively, for the similar periods in 1993. Increased programming fees accounted for approximately 65 percent and 52 percent, respectively, of the increases for the three and six month periods. Approximately 22 percent of both the three and six month increase in expense was due to advertising sales expenses. No other individual factors were significant to the increases in operating, general and administrative expenses. Management fees and allocated overhead from the General Partner increased $37,753, or approximately 6 percent, from $630,688 to $668,441 for the three months ended June 30, 1994 as compared to 1993. For the six months ended June 30, 1994 and 1993, management fees and allocated overhead from the General Partner increased $102,330, or approximately 8 percent, from $1,244,465 at June 30, 1993 to $1,346,795 at June 30, 1994. These increases are due to the increases in revenues, upon which such fees and allocations are based, and an increase in expenses allocated from the General Partner. The General Partner has experienced increases in certain expenses, including personnel costs and reregulation cost; a portion of which is allocated to the Venture. Depreciation and amortization expense increased $32,587, or approximately 2 percent, from $2,112,347 to $2,141,934 for the three months ended June 30, 1994 as compared to 1993, due to capital additions in 1993. For the six months ended June 30, 1994 and 1993, depreciation and amortization expense decreased $64,277, or approximately 1 percent, from $4,383,040 at June 30, 1993 to $4,318,763 at June 30, 1994. This decrease is due to the maturation of the Venture's depreciable asset base.

         Operating loss increased $86,345, or approximately 25 percent, from $341,328 to $427,673 for the three months ended June 30, 1994. This increase is a result of the increases in operating, general and administrative expense, management fees and allocated overhead from the General Partner, exceeding the increase in revenues. Operating loss for the six months ended June 30, 1994 and 1993 decreased $89,762, or approximately 8 percent, from $1,196,273 to $1,106,511 for the six months ended June 30, 1994. This decrease is a result of the increase in revenues and the decrease in amortization and depreciation expense exceeding the increases in operating, general and administrative expense, management fees and allocated overhead from the General Partner. Operating income before depreciation and amortization decreased $53,758, or approximately 3 percent, from $1,771,019 for the three months ended June 30, 1993 to $1,717,261 for the comparable 1994 period, due to the increases in operating general and administrative expense and management fees and allocated overhead from the General Partner exceeding the increase in revenue. For the six month periods, operating income before depreciation and amortization increased $25,485, or approximately 1 percent, from $3,186,767 in 1993 to $3,212,252 in 1994, due to the increase in revenues exceeding the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner.

         Interest expense increased $157,438, or approximately 32 percent, from $486,808 to $644,246 for the three months ended June 30, 1994 as compared to 1993. For the six months ended June 30, 1994 and 1993, interest expense increased $238,718, or approximately 25 percent, from $971,499 in 1993 to $1,210,217 in 1994. This increase was due to higher effective interest rates on interest bearing obligations and to higher outstanding balances on interest bearing obligations.

         Net loss increased $166,460, or approximately 33 percent for the three month periods from $498,313 in 1993 to $664,773 in 1994. For the six month periods, consolidated loss increased $110,016, or approximately 8 percent, from $1,303,073 in 1993 to $1,413,089 in 1994. These increases are attributable to the factors discussed above and are expected to continue.

                          Part II - OTHER INFORMATION


NONE

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JONES CABLE INCOME FUND 1-B
                                        BY:  JONES INTERCABLE, INC.
                                             General Partner



                                        By:  /s/ KEVIN P. COYLE
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)


Dated:  August 11, 1994