Form 10-Q
period 1994-09-30
JONES CABLE INCOME FUND 1-B LTD
filed 1994-11-14
CIK 799122

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1994
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ________________

                        Commission File Number:  0-14906

                          JONES CABLE INCOME FUND 1-B
- - --------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                              84-1010417
- - --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
    ------------------------------------------------------------------------
                     Address of principal executive office

                                 (303) 792-3111
                         -----------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                                                                    No
    ---                                                                      ---

                          JONES CABLE INCOME FUND 1-B
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                               September 30,            December 31,
                 ASSETS                                                            1994                     1993
                 ------                                                      -----------------        -----------------
CASH                                                                         $      41,567            $      44,489

RECEIVABLES:
  Trade receivables, less allowance for
    doubtful receivables of $14,129 and $12,624 at
    September 30, 1994 and December 31, 1993, respectively                         153,280                  118,799
  Distribution receivable from cable television joint venture                       -                       429,500

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                        10,611,893                9,900,099
  Less- accumulated depreciation                                                (4,722,552)              (4,044,575)
                                                                             -------------            -------------
                                                                                 5,889,341                5,855,524

  Franchise costs, net of accumulated amortization
    of $4,671,000 and $4,585,011 at September 30, 1994
    and December 31, 1993, respectively                                             -                        85,990
  Subscriber lists, net of accumulated amortization
    of $2,930,732 and $2,650,130 at September 30, 1994
    and December 31, 1993, respectively                                          1,621,268                1,901,870
  Favorable leaseholds, net of accumulated amortization
    of $93,812 and $84,830  at September 30, 1994
    and December 31, 1993, respectively                                             63,888                   72,870
  Cost in excess of interests in net assets
    purchased, net of accumulated amortization
    of $9,588 and $8,670  at September 30, 1994
    and December 31, 1993, respectively                                             39,312                   40,230
  Investment in cable television joint venture                                   4,653,014                6,036,257
                                                                             -------------            -------------
                 Total investment in cable television properties                12,266,823               13,992,741

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                     33,439                    5,279
                                                                             -------------            -------------
                 Total assets                                                $  12,495,109            $  14,590,808
                                                                             =============            =============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                          JONES CABLE INCOME FUND 1-B
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                               September 30,            December 31,
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                               1994                     1993
         -------------------------------------------                         -----------------        -----------------
LIABILITIES:
  Debt                                                                       $  3,549,240             $   3,547,767
  Accounts payable-
    Trade                                                                           1,111                     5,101
    General Partner                                                             2,153,831                 1,944,230
  Accrued liabilities                                                             330,037                   340,275
  Accrued distribution to limited partners                                         -                        429,500
  Subscriber prepayments                                                           42,924                    45,971
                                                                             ------------             -------------
                 Total liabilities                                              6,077,143                 6,312,844
                                                                             ------------             -------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                             1,000                     1,000
    Accumulated deficit                                                          (170,331)                 (151,731)
    Distributions                                                                (100,119)                 (100,119)
                                                                             ------------             -------------
                                                                                 (269,450)                 (250,850)
                                                                             ------------             -------------

  Limited Partners-
    Net contributed capital (83,884 units
      outstanding at September 30, 1994 and
      December 31, 1993)                                                       34,449,671                34,449,671
    Accumulated deficit                                                       (16,744,549)              (14,903,151)
    Distributions                                                             (11,017,706)              (11,017,706)
                                                                             ------------             -------------
                                                                                6,687,416                 8,528,814
                                                                             ------------             -------------
                 Total liabilities and partners' capital (deficit)           $ 12,495,109             $  14,590,808
                                                                             ============             =============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                          JONES CABLE INCOME FUND 1-B
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                      For the Three Months Ended         For the Nine Months Ended
                                                            September 30,                       September 30,
                                                   -------------------------------   -------------------------------
                                                        1994             1993             1994             1993
                                                   --------------   --------------   --------------   --------------
REVENUES                                             $1,126,675     $  1,088,530      $ 3,316,359      $ 3,279,020

COSTS AND EXPENSES:
  Operating, general and administrative                 693,242          652,219        2,007,928        1,931,858
  Management fees and allocated overhead
    from General Partner                                135,910          133,532          414,481          406,685
  Depreciation and amortization                         319,320          405,920        1,054,469        1,279,454
                                                     ----------     ------------      -----------      -----------
OPERATING LOSS                                          (21,797)        (103,141)        (160,519)        (338,977)
                                                     ----------     ------------      -----------      -----------

OTHER INCOME (EXPENSE):
  Interest expense                                      (68,695)         (85,292)        (256,159)        (292,399)
  Other, net                                            (13,333)         (20,375)         (60,077)         (44,115)
                                                     ----------     ------------      -----------      -----------
         Total other income (expense), net              (82,028)        (105,667)        (316,236)        (336,514)
                                                     ----------     ------------      -----------      -----------

LOSS BEFORE EQUITY
  IN NET LOSS OF CABLE
  TELEVISION JOINT VENTURE                             (103,825)        (208,808)        (476,755)        (675,491)

EQUITY IN NET LOSS OF CABLE
  TELEVISION JOINT VENTURE                             (450,178)        (406,342)      (1,383,243)      (1,266,764)
                                                     ----------     ------------      -----------      -----------
  NET LOSS                                           $ (554,003)    $   (615,150)     $(1,859,998)     $(1,942,255)
                                                     ==========     ============      ===========      ===========

ALLOCATION OF NET LOSS:
  General Partner                                    $   (5,540)    $     (6,152)     $   (18,600)     $   (19,423)
                                                     ==========     ============      ===========      ===========

  Limited Partners                                   $ (548,463)    $   (608,998)     $(1,841,398)     $(1,922,832)
                                                     ==========     ============      ===========      ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                   $    (6.54)    $      (7.26)     $    (21.95)     $    (22.92)
                                                     ==========     ============      ===========      ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                      83,884           83,884           83,884           83,884
                                                     ==========     ============      ===========      ===========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                          JONES CABLE INCOME FUND 1-B
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                 For the Nine Months Ended
                                                                                       September 30,
                                                                               ------------------------------
                                                                                  1994               1993
                                                                               -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $(1,859,998)      $ (1,942,255)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                              1,054,469          1,279,454
      Equity in net loss of cable television joint venture                       1,383,243          1,266,764
      Increase in trade receivables                                                (34,481)          (102,608)
      Decrease (increase) in deposits, prepaid expenses,
        and deferred charges                                                       (28,160)            41,857
      Decrease in trade accounts payable, accrued
        liabilities and subscriber prepayments                                     (17,275)           (22,874)
                                                                               -----------       ------------
         Net cash provided by operating activities                                 497,798            520,338
                                                                               -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                         (711,794)          (553,602)
  Distributions from cable television joint venture                                  -              1,288,500
                                                                               -----------       ------------
         Net cash provided by (used in) investing activities                      (711,794)           734,898
                                                                               -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                          16,830             30,000
  Repayment of debt                                                                (15,357)           (17,634)
  Distributions to limited partners                                                  -             (1,288,500)
  Increase in advances from General Partner                                        209,601             16,897
                                                                               -----------       ------------
         Net cash provided by (used in) financing activities                       211,074         (1,259,237)
                                                                               -----------       ------------

Decrease in cash                                                                    (2,922)            (4,001)

Cash, beginning of period                                                           44,489             83,631
                                                                               -----------       ------------

Cash, end of period                                                            $    41,567       $     79,630
                                                                               ===========       ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                $   254,452       $    314,048
                                                                               ===========       ============


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                          JONES CABLE INCOME FUND 1-B
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-B (the "Partnership") at September 30, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three and nine month periods ended September 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns and operates the cable television system serving the areas in and around Orangeburg, South Carolina (the "Orangeburg System"). In addition, the Partnership owns an approximate 40 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). The Venture owns and operates the cable television systems serving the areas in and around Brighton, Broomfield and Boulder County, Colorado, Myrtle Creek, Oregon, Clearlake Oaks, California, South Sioux City, Nebraska and Three Rivers and Watervliet, Michigan.

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership (exclusive of amounts paid by the Venture attributable to the Partnership's 40 percent interest in the Venture) for the three and nine month periods ended September 30, 1994 were $56,334 and $165,818, respectively, as compared to $54,427 and $163,951, respectively, for the similar 1993 periods.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent salaries and benefits paid to corporate personnel, rent, data processing and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues and/or the cost of assets managed for the partnership. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses (exclusive of amounts paid by the Venture attributable to the Partnership's 40 percent interest in the Venture) for the three and nine month periods ending September 30, 1994 were $79,576 and 248,663 as compared to $79,105 and $242,734, respectively, for the similar 1993 periods.

         See note (3) for disclosure of management fees and allocated overhead and administrative expense paid by the Venture, approximately 40 percent of which are attributable to the Partnership.

(3)      Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS

         ASSETS                                                         September 30, 1994        December 31, 1993
         ------                                                         ------------------        -----------------
Cash and accounts receivable                                                $    657,614              $    550,855

Investment in cable television properties                                     54,109,346                57,237,567

Other assets                                                                     560,116                   360,412
                                                                            ------------              ------------

         Total assets                                                       $ 55,327,076              $ 58,148,834
                                                                            ============              ============

    LIABILITIES AND PARTNERS' CAPITAL
    ---------------------------------

Debt                                                                        $ 42,358,461              $ 36,298,318

Accounts payable and accrued liabilities                                       1,257,901                 6,661,694

Partners' contributed capital                                                 39,504,008                39,504,008

Accumulated deficit                                                          (27,793,294)              (24,315,186)
                                                                            ------------              ------------

         Total liabilities and partners' capital                            $ 55,327,076              $ 58,148,834
                                                                            ============              ============


                       UNAUDITED STATEMENTS OF OPERATIONS


                                                     For the Three Months Ended        For the Nine Months Ended
                                                            September 30,                    September 30,
                                                   -----------------------------      ----------------------------
                                                        1994             1993             1994             1993
                                                   -----------       -----------      -----------      -----------
Revenues                                           $ 5,330,688       $ 5,130,755      $15,822,865      $15,190,555

Operating, general and administrative               (3,007,731)       (2,787,400)      (8,940,861)      (8,415,968)
Management fees and allocated
  overhead from Jones Intercable, Inc.                (646,464)         (651,131)      (1,993,259)      (1,895,596)
Depreciation and amortization                       (2,144,074)       (2,221,056)      (6,462,837)      (6,604,096)
                                                   -----------       -----------      -----------      -----------

Operating loss                                        (467,581)         (528,832)      (1,574,092)      (1,725,105)

Interest expense                                      (757,247)         (499,644)      (1,967,464)      (1,471,143)
Other, net                                              92,874             6,746           63,448           11,023
                                                   -----------       -----------      -----------      -----------

         Net loss                                  $(1,131,954)      $(1,021,730)     $(3,478,108)     $(3,185,225)
                                                   ===========       ===========      ===========      ===========

         Management fees paid to the General Partner by the Venture totaled $266,534 and $791,143, respectively, for the three and nine months ended September 30, 1994 as compared to $256,538 and $759,528, respectively, for the similar 1993 periods. Reimbursements for overhead and administrative expenses totalled $379,930 and $1,202,116, respectively, for the three and nine months ended September 30, 1994 as compared to $394,593 and $1,136,068, respectively, for the similar 1993 periods. Management fees paid by the Venture and attributable to the Partnership $106,001 and $314,638, respectively, for the three and nine months ended September 30, 1994 as compared to $102,046 and $302,125, respectively, for the similar 1993 periods. Reimbursements for overhead and administrative expenses attributable to the Partnership totaled $151,098 and $478,082, respectively, for the three and nine months ended September 30, 1994 as compared to $156,961 and $451,905, respectively, for the similar 1993 periods.

                           JONES CABLE INCOME FUND 1-B
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

         During the first nine months of 1994, $712,000 was expended for capital improvements within the Partnership's Orangeburg System. Approximately 27 percent of these expenditures related to service drops to homes. Approximately 18 percent of these expenditures related to the purchase of converters. These expenditures were funded by cash generated from operations. Anticipated capital expenditures for the remainder of 1994 are approximately $36,000. Of this total, approximately 55 percent is for the rebuild of a portion of the Orangeburg System. The remainder of the expenditures is expected to be used for various system enhancements. Funding for these expenditures is expected to be provided by cash generated from operations and, in its discretion, if necessary, advances from the General Partner. The actual level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the 1992 Cable Act and the Partnership's liquidity position.

         The Partnership's credit facility currently has the maximum amount available of $3,500,000 outstanding. The facility expires November 30, 1994, at which time the entire outstanding principal balance is due. The General Partner is negotiating with a bank for a new credit facility sufficient to repay the balance of the existing credit facility, to repay existing advances from the General Partner and to provide liquidity to the Partnership. If the new loan is not completed by November 30, 1994, the General Partner will negotiate to extend the current credit facility or advance funds to the Partnership to allow it to repay the current loan until borrowings under the new credit facility are available. In the event that the General Partner is unable to negotiate a new credit facility, which is not anticipated, the General Partner would consider selling assets to repay all Partnership debt, including the advances from the General Partner. Interest on the facility is at the Partnership's option of the Prime rate plus 1/8 percent, the CD rate plus 1 3/8 percent or the London Interbank Offered Rate plus 1-1/4 percent. The effective interest rates on outstanding obligations were 5.56 percent and
4.19 percent, respectively, at September 30, 1994 and 1993.

         Since the balance on the Partnership's credit facility is at the maximum available, the General Partner has advanced funds necessary for capital expenditures. Interest on such advances is calculated at the General Partner's weighted average cost of borrowing. At September 30, 1994, such advances totaled $2,153,831.

         In addition to the Orangeburg System, the Partnership owns an approximate 40 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). The investment is accounted for under the equity method. When compared to the December 31, 1993 balance, this investment has decreased by $1,383,243. This decrease represents the Partnership's proportionate share of losses generated by the Venture during the first nine months of 1993. The Venture's losses, which are principally the result of depreciation and amortization charges, are expected to continue throughout the remainder of 1994.

         During the first nine months of 1994, capital improvements within the Venture's operating systems totaled approximately $3,260,000. Approximately 21 percent of these expenditures related to the rebuild and upgrade of two of the Venture's cable television systems, approximately 27 percent were for service drops to subscribers' homes and approximately 13 percent were for the construction of new cable plant. The remainder of these expenditures related to various enhancements in all of the Venture's systems. Funding for these improvements was provided primarily by the Venture's credit facility as discussed below. For the remainder of 1994, the Venture expects to expend an additional $1,380,000 on capital improvements. Approximately 20 percent of the anticipated expenditures is for the continued rebuild of certain of the Venture's cable television systems, approximately 29 percent is for the construction of new cable plant and approximately 9 percent is for the construction of service drops to subscribers' homes. The remaining expenditures are for various enhancements in all of the Venture's systems. Funding for these expenditures is expected to be provided by borrowings under a renegotiated credit facility as discussed below. The level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the 1992 Cable Act and the Venture's liquidity position.

         In May 1994, the Venture completed negotiation of its credit facility to increase the maximum amount available to $45,000,000 and to extend the revolving credit period to June 30, 1997, at which time the outstanding balance is payable in full. At September 30, 1994, $42,100,000 was outstanding on the Venture's credit facility. Interest on outstanding principal is calculated at the Venture's option of the prime rate plus 1/2 percent, or LIBOR plus 1-1/2 percent. The effective interest rates on amounts outstanding as of September 30, 1994 and 1993 were 6.45 percent and 4.43 percent, respectively. In January of 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $15,000,000. The Venture paid a fee of $145,500. The agreement protects the Venture from interest rates that exceed 7 percent for three years from the date of the agreement.

         Due to the regulatory matters discussed below, and to the Venture's borrowing limitation of 45 percent of the fair market value of its assets, no distribution was declared for the third quarter of 1994. The Venture will use cash flow from operations to fund capital expenditures. Because the Venture's credit facility has been renegotiated, the Venture will attempt to provide some level of distributions in the future, a determination of the level of distributions, if any, will be made on a quarter by quarter basis.

         Subject to Regulation and Legislation as discussed below, the General Partner believes that the Venture has sufficient sources of capital to meet its presently anticipated needs.

Regulation and Legislation

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

          In compliance with these rules, the Partnership and the Venture reduced rates charged for certain regulated services effective September 1, 1993. These initial reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The General Partner undertook actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 1, 1994 and July 14, 1994.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25 percent permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         After analyzing the effect of the two methods of rate regulation, the General Partner concluded that the Partnership should elect to file cost-of-service showings in its Orangeburg system, the Venture should elect to file cost-of-service showings in its Brighton, Broomfield and Boulder County, Colorado, Myrtle Creek, Oregon, South Sioux City, Nebraska and Three Rivers and Watervliet, Michigan systems and the Venture should comply with the benchmark regulations in its Clearlake Oaks, California system.

         The Venture complied with the new benchmark regulations and further reduced rates in its Clearlake Oaks, California system. The annualized reduction of the Venture's operating income before depreciation and amortization is $130,000, or approximately 2 percent, in that system. In the systems electing cost-of-service, the General Partner anticipates no further reduction in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations.

         There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. The Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional, and these decisions have been appealed. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.


                             RESULTS OF OPERATIONS

         Revenues of the Partnership's Orangeburg, South Carolina System increased $38,145, or approximately 4 percent, from $1,088,530 for the three months ended September 30, 1993 to $1,126,675 at September 30, 1994. For the nine month periods, revenues increased $37,339, or approximately 1 percent, from $3,279,020 at September 30, 1993 to $3,316,359 at September 30, 1994.
These increases are due to increases in basic subscribers and would have been greater but for the reduction in basic rates mandated by the FCC. Since September 30, 1993, the Orangeburg System has added 274 basic subscribers, an increase of approximately 2 percent. Basic subscribers increased from 11,553 at September 30, 1993 to 11,827 at September 30, 1994. In addition, the Orangeburg System added approximately 427 pay units, an increase of 5 percent. No other single factor significantly affected the increase in revenues.

         Operating, general and administrative expense increased $41,023 or approximately 6 percent, from $652,219 for the three months ended September 30, 1993 to $693,242 at September 30, 1994. For the nine month periods ended September 30, 1993 and 1994, operating, general and administrative expenses increased $76,070, or approximately 4 percent, from $1,931,858 at September 30, 1993 to $2,007,928 at September 30, 1994. Operating, general and administrative expense represented 62 percent and 61 percent, respectively, of revenues for the three and nine month periods ended September 30, 1994 and 57 percent and 59 percent, respectively, for the comparable 1993 periods. The increases in operating, general and administrative expenses were primarily due to increases in personnel costs and programming fees. No other individual factor significantly affected the increases in expenses. Management fees and allocated overhead from the General Partner increased $2,378, or approximately 2 percent, from $133,532 at September 30, 1993 to $135,910 at September 30, 1994. For the nine months ended September 30, 1993 and 1994, management fees and allocated overhead from the General Partner increased $7,796, or approximately 2 percent, from $406,685 in 1993 to

$414,481 in 1994. These increases are due to the increases in revenues, upon which such fees are based, and increases in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, including personnel costs and reregulation costs. Depreciation and amortization expense decreased $86,600, or approximately 21 percent, from $405,920 for the three months ended September 30, 1993 to $319,320 at September 30, 1994. For the nine months ended September 30, 1993 and 1994, depreciation and amortization expense decreased $224,985, or approximately 18 percent, from $1,279,454 in 1993 to $1,054,469 in 1994. These decreases are due primarily to the maturation of the intangible asset base.

         Operating income before depreciation and amortization decreased $5,256, or approximately 2 percent, from $302,779 for the three month period ended September 30, 1993 to $297,523 for the comparable 1994 period. Operating income before depreciation and amortization decreased $46,527, or approximately 5 percent, from $940,477 to $893,950 for the nine month periods ended September 30, 1993 and 1994, respectively. These decreases are due to the increases in operating, general and administrative expenses and management fees and allocated overhead from the General Partner exceeding the increase in revenues.

         Operating loss decreased $81,344, or approximately 79 percent, from $103,141 for the three months ended September 30, 1993 to $21,797 at September 30, 1994. Operating loss decreased $178,458, or approximately 53 percent from $338,977 for the nine months ended September 30, 1993 to $160,519 at September 30, 1994. These decreases were due to the increase in revenues and the decreases in depreciation and amortization expense exceeding the increases in operating, general and administrative expenses and in management fees and allocated overhead from the General Partner.

         Interest expense decreased $16,597, or approximately 19 percent, from $85,292 for the three months ended September 30, 1993 to $68,695 at September 30, 1994, due to lower outstanding balances on amounts advanced by the General Partner. For the nine months ended September 30, 1993 and 1994, interest expense decreased $36,240 or approximately 12 percent, from $292,399 at September 30, 1993 to $256,159 at September 30, 1994. Loss before equity in net loss of cable television joint venture decreased $104,983, or approximately 50 percent, from $208,808 for the three months ended September 30, 1993 to $103,825 at September 30, 1994. For the nine months ended September 30, 1993 and 1994, loss before equity in net loss of cable television joint venture decreased $198,736, or approximately 29 percent, from $675,491 at September 30, 1993 to $476,755, at September 30, 1994. These decreases are due primarily to the decrease in operating loss.

         In addition to its Orangeburg, South Carolina system, the Partnership owns an approximate 40 percent interest in the Venture.

         Revenues of the Venture increased $199,933, or approximately 4 percent, from $5,130,755 to $5,330,688 for the three months ended September 30, 1993 as compared to 1994. For the nine month periods ended September 30, 1994 and 1993, revenues increased $632,310, or approximately 4 percent, from $15,190,555 at September 30, 1993 to $15,822,865 at September 30, 1994. Since
September 30, 1993, the Venture has added 4,501 basic subscribers, representing an increase of approximately 8 percent. Basic subscribers increased from 57,564 at September 30, 1993 to 62,065 at September 30, 1994. This increase in the subscriber base accounted for approximately 70 percent and 77 percent, respectively, of the three and nine month increases in revenues. The increase in basic revenues would have been greater but for the reduction in basic rates charged due to new basic rate regulations issued by the FCC in regard to the 1992 Cable Act. Increases in advertising sales revenue accounted for approximately 26 percent and 20 percent, respectively, of the three and nine month increases in revenues. No other single factor significantly affected the three and nine month increases in revenues

         Operating, general and administrative expense increased $220,331, or approximately 8 percent, from $2,787,400 to $3,007,731 for the three months ended September 30, 1994 as compared to 1993. For the nine months ended September 30, 1994 and 1993, operating, general and administrative expense increased $524,893, or approximately 6 percent, from $8,415,968 at September 30, 1993 to $8,940,861 at September 30, 1994. Operating, general and administrative expense represented 56 percent of revenue for both the three and nine month periods ended September 30, 1994 as compared to 54 percent and 56 percent, respectively, for each of the similar periods in 1993. Increased personnel related expenses accounted for approximately 36 percent and 44 percent, respectively, of the increase for the three and nine month periods. An increase in personnel costs and programming fees accounted for the increases for the three and nine month periods. These increases were partially offset by decreases in copyright fees for the three and nine months ended September 30, 1994. No other individual factors were significant to the increases in operating, general and administrative expenses. Management fees and allocated overhead from the General Partner decreased $4,667, or approximately 1 percent, from $651,131 to $646,464 for the three months ended September 30, 1994 as compared to 1993. For the nine months ended September 30, 1994 and 1993, management fees and allocated overhead from the General Partner increased $97,663, or approximately 5 percent, from $1,895,596 at September 30, 1993 to $1,993,259 at September 30, 1994. This increase is due to the increases in revenues. Depreciation and amortization expense decreased $76,982, or approximately 3 percent, from $2,221,056 to $2,144,074 for the three months ended September 30, 1994 as compared to 1993. For the nine months ended September 30, 1994 and 1993, depreciation and amortization expense decreased $141,259, or approximately 2 percent, from $6,604,096 at September 30, 1993 to $6,462,837 at September 30, 1994. These decreases are due to the maturation of the Venture's depreciable asset base.

         Operating loss decreased $61,251, or approximately 12 percent, from $528,832 to $467,581 for the three months ended September 30, 1994 as compared to 1993. Operating loss for the nine months ended September 30, 1994 and 1993 decreased $151,013, or approximately 9 percent, from $1,725,105 at September 30, 1993 to $1,574,092 at September 30, 1994. These decreases are a result of the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner exceeding the growth in revenues and the decrease in depreciation and amortization expense.

         Operating income before depreciation and amortization remained relatively consistent for the three and nine month periods ended September 30, 1994 and 1993. Operating income before depreciation and amortization was $1,676,493 for the three month period ended September 30, 1994 and $1,692,224 for the comparable 1993 period. Operating income before depreciation and amortization was $4,888,745 for the nine month period ended September 30, 1994 and $4,878,991 for the comparable 1993 period. Increases in revenues were offset by increases in operating, general and administrative expenses.

         Interest expense increased $257,603, or approximately 52 percent, from $499,644 to $757,247 for the three months ended September 30, 1994 as compared to 1993. For the nine months ended September 30, 1994 and 1993, interest expense increased $496,321, or approximately 34 percent, from $1,471,143 in 1993 to $1,967,464 in 1993. These increases were due to higher outstanding balances on interest bearing obligations and increases in effective interest rates.

         Net loss increased $66,388, or approximately 11 percent, from $615,388 to $681,776 for the three months ended September 30, 1994 as compared to 1993. For the nine month periods, net loss increased $176,404, or approximately 9 percent, from $1,918,461 in 1993 to $2,094,865 in 1994. These increases are attributable to the factors discussed above. Such losses are expected to continue in the future.

                          Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

           27)  Financial Data Schedule

         b)  Reports on Form 8-K

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

                                        JONES CABLE INCOME FUND 1-B
                                        BY:    JONES INTERCABLE, INC.
                                               General Partner


                                        By:    /S/ Kevin P. Coyle
                                               Kevin P. Coyle
                                               Group Vice President/Finance
                                               (Principal Financial Officer)


Dated:  November 10, 1994

                              INDEX TO EXHIBITS



                                                      SEQUENTIALLY
EXHIBIT                                                 NUMBERED
NUMBER              DESCRIPTION                           PAGE
- - -------             -----------                       ------------
  27             Financial Data Schedule