Form 10-Q
period 1995-03-31
JONES CABLE INCOME FUND 1-B LTD
filed 1995-05-15
CIK 799122

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
/x/      Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended March 31, 1995.
                               --------------

/ /      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from _______________ to _____________.

                        Commission File Number:  0-14906

                      JONES CABLE INCOME FUND 1-B, LTD.
- - --------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                              84-1010417
- - --------------------------------------------------------------------------------
State of organization                                    I. R. S. employer I.D.#

   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
   ------------------------------------------------------------------------
                    Address of principal executive office

                                (303) 792-3111
                     -----------------------------------
                        Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                                                               No
    ----                                                                ------

                       JONES CABLE INCOME FUND 1-B, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                 March 31,             December 31,
                     ASSETS                                                        1995                    1994
                     ------                                                   --------------          --------------
CASH                                                                           $   163,809              $   116,839

RECEIVABLES:
  Trade receivables, less allowance for
    doubtful receivables of $25,512 and $14,323 at
    March 31, 1995 and December 31, 1994,
    respectively                                                                   162,696                  167,587


INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                        11,182,162               10,801,551
  Less- accumulated depreciation                                                (5,180,149)              (4,948,058)
                                                                                ----------               ----------

                                                                                 6,002,013                5,853,493

  Subscriber lists, net of accumulated amortization
    of $3,117,800 and $3,024,266 at March 31, 1995
    and December 31, 1994, respectively                                          1,434,200                1,527,734
  Favorable leaseholds, net of accumulated amortization
    of $99,800 and $96,806 at March 31, 1995
    and December 31, 1994, respectively                                             57,900                   60,894
  Costs in excess of interests in net assets
    purchased, net of accumulated amortization
    of $10,200 and $9,894 at March 31, 1995
    and December 31, 1994 , respectively                                            38,700                   39,006
  Investment in cable television joint venture                                   3,437,630                4,086,463
                                                                                ----------               ----------

             Total investment in cable television
                 properties                                                     10,970,443               11,567,590

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                     74,409                   22,362
                                                                                ----------               ----------

                                                                               $11,371,357              $11,874,378
                                                                                ==========               ==========
             Total assets

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-B, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                            March 31,           December 31,
      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                              1995                 1994
      -------------------------------------------                         --------------       --------------
LIABILITIES:
  Debt                                                                      $  6,036,678        $  3,544,000
  Accounts payable-
    Trade                                                                          4,491               5,046
    General Partner                                                              153,339           2,162,870
  Accrued liabilities                                                            296,913             433,865
  Accrued distribution to
     limited partners                                                            250,000              -
  Subscriber prepayments                                                          46,850              42,814
                                                                             -----------         -----------

         Total liabilities                                                     6,788,271           6,188,595
                                                                             -----------         -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                            1,000               1,000
    Accumulated deficit                                                         (186,155)           (177,653)
    Distributions                                                               (102,644)           (100,119)
                                                                             -----------         -----------

                                                                                (287,799)           (276,772)
                                                                             -----------         -----------

  Limited Partners-
    Net contributed capital
       (83,884 units outstanding at
       March 31, 1995 and December 31, 1994)                                  34,449,671          34,449,671
    Accumulated deficit                                                      (18,311,080)        (17,469,410)
    Distributions                                                            (11,267,706)        (11,017,706)
                                                                             -----------         -----------

                                                                               4,870,885           5,962,555
                                                                             -----------         -----------
         Total liabilities and partners'
             capital (deficit)                                              $ 11,371,357        $ 11,874,378
                                                                             ===========         ===========


           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-B, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                                                  For the Three Months Ended
                                                                                          March 31,
                                                                           -------------------------------------

                                                                                 1995                 1994
                                                                           -----------------    ----------------
REVENUES                                                                        $1,178,755         $1,081,862


COSTS AND EXPENSES:
   Operating expense                                                               772,716            647,763
   Management fees and allocated overhead from
     General Partner                                                               151,184            139,196
   Depreciation and amortization                                                   334,804            394,406
                                                                                 ---------          ---------

OPERATING LOSS                                                                     (79,949)           (99,503)
                                                                                 ---------          ---------

OTHER INCOME (EXPENSE):
   Interest expense                                                               (122,579)           (89,532)
   Other, net                                                                        1,189            (15,975)
                                                                                 ---------          ---------

               Total other income (expense)                                       (121,390)          (105,507)
                                                                                 ---------          ---------

LOSS BEFORE EQUITY IN NET LOSS
   OF CABLE TELEVISION JOINT VENTURE                                              (201,339)          (205,010)

EQUITY IN NET LOSS OF CABLE TELEVISION
   JOINT VENTURE                                                                  (648,833)          (494,115)
                                                                                 ---------          ---------

NET LOSS                                                                        $ (850,172)        $ (699,125)
                                                                                 =========          =========

ALLOCATION OF NET LOSS:
   General Partner                                                              $   (8,502)        $   (6,991)
                                                                                 =========          =========

   Limited Partners                                                             $ (841,670)        $ (692,134)
                                                                                 =========          =========

NET LOSS PER LIMITED PARTNERSHIP UNIT                                           $   (10.03)        $    (8.25)
                                                                                 =========          =========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                                                    83,884             83,884
                                                                                 =========          =========


           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                       JONES CABLE INCOME FUND 1-B, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                               For the Three Months Ended
                                                                                        March 31,
                                                                           --------------------------------

                                                                               1995               1994
                                                                           ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $  (850,172)        $(699,125)
  Adjustments to reconcile net loss to net
      cash provided by operating activities:
         Depreciation and amortization                                          334,804           394,406
         Equity in net loss of cable television
             joint venture                                                      648,833           494,115
         Decrease in trade receivables                                            4,891            14,131
         Decrease (increase) in deposits, prepaid
             expenses and deferred charges                                      192,074           (12,618)
         Decrease in trade accounts payable, accrued
            liabilities and subscriber prepayments                             (135,996)          (80,738)
                                                                             ----------          --------

           Net cash provided by operating activities                            194,434           110,171
                                                                             ----------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                         (380,611)         (237,154)
                                                                             ----------          --------


           Net cash used in investing activities                               (380,611)         (237,154)
                                                                             ----------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                                        (3,507,322)           (4,210)
    Proceeds from borrowings                                                  6,000,000            -
    Distributions to limited partners                                          (250,000)           -
    Increase in accrued distributions                                           250,000            -
    Increase (decrease) in advances from General Partner                     (2,009,531)          146,673
                                                                             ----------          --------

           Net cash provided by financing activities                            233,147           142,463
                                                                             ----------          --------

Increase in cash                                                                 46,970            15,480

Cash, beginning of period                                                       116,839            44,489
                                                                             ----------          --------

Cash, end of period                                                         $   163,809         $  59,969
                                                                             ==========          ========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                           $    83,195         $  89,406
                                                                             ==========          ========


           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                       JONES CABLE INCOME FUND 1-B, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-B, Ltd. (the "Partnership") at March 31, 1995 and December 31, 1994 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1995 and 1994. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

         The Partnership owns and operates the cable television system serving the areas in and around Orangeburg, South Carolina (the "Orangeburg System"). In addition, the Partnership owns an approximate 40 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). The Venture owns and operates the cable television systems serving the areas in and around Brighton and Broomfield, Colorado; Lake County, California; Myrtle Creek, Oregon; South Sioux City, Nebraska; and Three Rivers and Watervliet, Michigan.

(2) Jones Intercable, Inc., a publicly held Colorado corporation, (the "General Partner") manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1995 and 1994 (exclusive of the Partnership's approximate 40 percent interest in the Venture) were $58,923 and $54,093, respectively.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent salaries and benefits paid to corporate personnel, rent, data processing and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of total revenues of owned and managed cable television systems of the General Partners. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the three month periods ending March 31, 1995 and 1994 (exclusive of the Partnership's approximate 40 percent interest in the Venture) were $92,261 and $85,103, respectively.

(3)      Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS

                 ASSETS                                              March 31, 1995       December 31, 1994
                 ------                                              --------------       -----------------
Cash and accounts receivable                                            $1,016,361             $   769,260

Investment in cable television properties                               51,747,866              53,281,053

Other assets                                                               420,803                 495,461
                                                                        ----------              ----------
         Total assets                                                  $53,185,030             $54,545,774
                                                                        ==========              ==========

         LIABILITIES AND PARTNERS' CAPITAL
         ---------------------------------

Debt                                                                  $ 42,840,523            $ 42,383,339

Accounts payable and accrued liabilities                                 1,689,825               1,876,289

Partners' contributed capital, net                                      39,504,008              39,504,008

Accumulated deficit                                                    (30,849,326)            (29,217,862)
                                                                       -----------             -----------

         Total liabilities and partners' capital                      $ 53,185,030            $ 54,545,774
                                                                       ===========             ===========


                       UNAUDITED STATEMENTS OF OPERATIONS

                                                                            For the Three Months Ended
                                                                                     March 31,
                                                                      -----------------------------------------
                                                                            1995                    1994
                                                                      ----------------        -----------------
Revenues                                                               $ 5,442,911             $ 5,179,248

Operating expense                                                       (3,282,012)             (3,005,903)
Management fees and allocated overhead
  from Jones Intercable, Inc.                                             (696,965)               (678,354)
Depreciation and amortization                                           (2,221,797)             (2,173,829)
                                                                        ----------              ----------

Operating loss                                                            (757,863)               (678,838)

Interest expense                                                          (868,493)               (565,971)
Other, net                                                                  (5,108)                  2,378
                                                                        ----------              ----------

Net loss                                                               $(1,631,464)            $(1,242,431)
                                                                        ==========              ==========


         Management fees paid to Jones Intercable, Inc. by the Venture totaled $272,145 and $258,962, respectively, for the three months ended March 31, 1995 and 1994. Reimbursements for overhead and administrative expenses totalled $424,820 and $419,392, respectively, for the three months ended March 31, 1995 and 1994. Management fees paid by the Venture and attributable to the Partnership totalled $108,232 and $102,989, respectively, for the three months ended March 31, 1995 and 1994. Reimbursements for overhead and administrative expenses attributable to the Partnership totalled $168,951 and $166,792 respectively, for the three months ended March 31, 1995 and 1994.

                       JONES CABLE INCOME FUND 1-B, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

      For the three months ended March 31, 1995, the Partnership generated cash from operating activities totaling $194,434, which is available to fund capital expenditures and non-operating costs. During the first quarter of 1995, approximately $381,000 was expended for capital improvements within the Partnership's Orangeburg System. Construction of cable television plant extensions accounted for approximately 38 percent of the expenditures. Approximately 28 percent of these expenditures related to service drops to homes. Approximately 23 percent of these expenditures related to the purchase of converters. These expenditures were funded by borrowings from the Partnership's credit facility. Anticipated capital expenditures for the remainder of 1995 are approximately $1,835,000. Of this total, approximately 34 percent is for service drops to homes, approximately 24 percent are for the purchase of converters and approximately 17 is for advertising sales equipment for the Orangeburg System. The remainder of the expenditures is expected to be used for various system enhancements. Funding for these expenditures is expected to be provided by cash generated from operations and available borrowings under the Partnership's credit facility.

      In January 1995, the General Partner completed negotiations for a new revolving credit facility with a maximum amount available of $8,500,000. The partnership borrowed $5,800,000 to repay the then-outstanding balance of $3,500,000 under the prior credit facility and to repay the General Partner its advances. At March 31, 1995, $6,000,000 was outstanding, leaving $2,500,000 of borrowings available. The revolving credit facility converts to a term loan on December 31, 1997 at which time the then-outstanding loan balance will be due in 20 consecutive quarterly installments beginning March 31, 1998. Interest on the revolving credit facility is at the Partnership's option of the Prime rate plus 1/4 percent or the London Interbank Offered Rate plus 1-1/2 percent. The effective interest rates on outstanding obligations were 8.25 percent and 4.88 percent, respectively, at March 31, 1995 and 1994.

      One of the primary objectives of the Partnership is to provide quarterly distributions from cash flow. In January 1995, the Partnership completed negotiations for a new revolving credit agreement that will provide liquidity to fund capital expenditures. In March 1995, the Partnership declared a $250,000 distribution. The Partnership will attempt to provide some level of distributions from cash generated from operations for the remainder of 1995.
No determination has been made regarding the level of the future distributions. The level of distributions, if any, will be determined on a quarter-by-quarter basis.

The Venture-

       In addition to the Orangeburg System, the Partnership owns an approximate 40 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). The investment is accounted for under the equity method. When compared to the December 31, 1994 balance, this investment has decreased by $648,833. This decrease represents the Partnership's proportionate share of losses during the first quarter of 1995. The Venture's losses which are principally the result of depreciation and amortization charges are expected to continue.

       For the three months ended March 31, 1995, the Venture generated net cash from operating activities totaling $572,426, which is available to fund capital expenditures and non-operating costs. During the first quarter of 1995, capital improvements within the Venture's systems totaled approximately $685,000. Approximately 23 percent of these expenditures were for service drops to homes and approximately 38 percent were for the rebuild and upgrade of the Venture's Systems. The remainder of these expenditures related to various enhancements in all of the Venture's systems. Funding for these expenditures was provided by cash generated from operations and borrowings under the Venture's credit facility. Anticipated capital expenditures for the remainder of 1995 are approximately $4,477,000. System upgrades and rebuilds are expected to account for approximately 21 percent of the expenditures, and service drops to homes are expected to account for approximately 26 percent of the anticipated expenditures. The remainder of the expenditures will be for various enhancements in the Venture's systems. Funding for these expenditures is expected to be provided by cash generated from operations and available borrowings from the Venture's credit facility.

         At March 31, 1995, the Venture's $45,000,000 credit facility had $42,500,000 outstanding, leaving $2,500,000 of available borrowings. The revolving credit facility matures on June 30, 1997, at which time the outstanding balance is payable in full. Interest on outstanding principal is calculated at the Venture's option of the Prime rate plus 1/2 percent, or LIBOR plus 1-1/2 percent. The effective interest rates on amounts outstanding as of March 31, 1995 and 1994 were 7.93 percent and 4.98 percent, respectively.

         In January 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $15,000,000. The Venture paid a fee of $145,500. The agreement protects the Venture for LIBOR interest rates that exceed 7 percent for three years from the date of the agreement.

         One of the primary objectives of the Venture is to provide quarterly cash distributions to the Venture partners. Such cash returns are primarily from cash generated through operating activities of the Venture. The Venture's credit facility has a maximum amount available of $45,000,000, of which $42,500,000 was outstanding on March 31, 1995. This limits the amount of borrowing available to the Venture to fund capital expenditures; therefore, the Venture used cash generated from operations to fund capital expenditures and did not declare any distributions during the first quarter of 1995. The Venture is not expected to reinstate distributions in the near term and thus the Partnership will not have funds from the Venture to distribute to the limited partners but will make cash distributions from the operations of its Orangeburg system.

         The General Partner believes that the Partnership and the Venture have sufficient sources of capital available from cash generated from operations to meet its presently anticipated needs.

Regulatory Matters

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally imposes a greater degree of regulation on the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable system in the United States, including those owned by the Partnership and the Venture, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993. In compliance with these rules, the Partnership and the Venture reduced rates charged for certain regulated services effective September 1, 1993.

         On February 22, 1994, however, the FCC adopted several additional rate orders including orders which revised its earlier-announced regulatory scheme with respect to rates and established interim cost-of-service regulations. The FCC's February 22, 1994 regulations generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

         The Partnership has filed a cost-of-service showing for the Orangeburg System and thus anticipates no further reductions in rates. The cost-of-service showing has not yet received final approval from franchising authorities, however, and there can be no assurance that the Partnership's cost-of-service showing will prevent further rate reductions until such final approval is received. The Venture has filed cost-of service showings for its Brighton, Broomfield and Boulder County, Colorado; Myrtle Creek, Oregon; South Sioux City, Nebraska; and Three Rivers and Watervliet, Michigan systems and thus anticipates no further reductions in rates in these systems. The cost-of-service showings have not yet received final approval from franchising authorities, however, and there can be no assurance that the Venture's cost-of-service showings will prevent further rate reductions until such final approvals are received. The Venture complied with the February 1994 benchmark regulations and further reduced rates in its Lake County, California system effective July 1994.

                             RESULTS OF OPERATIONS

The Partnership-

         Revenues of the Partnership's Orangeburg System increased $96,893, or 9 percent, from $1,081,862 at March 31, 1994 to $1,178,755 at March 31, 1995.
The increase was primarily the result of an increase in the number of basic subscribers, which accounted for approximately 38 precent of the increase. The number of basic subscribers increased 368, or approximately 3 percent, from 11,810 at March 31, 1994 to 12,178 at March 31, 1995. No other individual factor significantly affected the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $124,953, or 19 percent, from $647,763 at March 31, 1994 to $772,716 at March 31, 1995. Operating expenses represented 60 percent of revenue in 1994 and 70 percent of revenue in 1995. Increases in advertising sales expenses accounted for approximately 21 percent of the increase in expenses. No other individual factor significantly affected the increase in expenses. Management fees and allocated overhead from the General Partner increased $11,988, or approximately 9 percent, from $139,196 at March 31, 1994 to $151,184 at March 31, 1995 due to an increase in allocated expenses from the General Partner. The General Partner has experienced increases in expenses including personnel costs, a portion of which is allocated to the Partnership. Depreciation and amortization expense decreased $59,602, or approximately 15 percent, from $394,406 at March 31, 1994 to $334,804 at March 31, 1995 due to maturation of the intangible asset base.

         Operating loss decreased $19,554, or approximately 19 percent, from $99,503 at March 31, 1994 to $79,949 at March 31, 1995 due to the increase in revenues and decrease in depreciation and amortization expense exceeding the increases in operating expenses and managment fees and allocated overhead from the General Partner. Operating income before depreciation and amortization decreased $40,048, or approximately 13 percent, from $294,903 for the three months ended March 31, 1994 to $254,855 for the similar period in 1995. This decrease is due to the increase in management fees and allocated overhead from the General Partner and the increase in operating, general and administrative expenses exceeding the increase in revenues. The decrease in operating income before depreciation and amortization reflects the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than otherwise would have been the case. In turn, this has caused expenses which are a function of revenue, such as franchise fees, copyright fees and management fees, to increase more slowly than in prior years. However, other operating costs such as programming fees, salaries and benefits and marketing costs as well as other costs incurred by the General Partner, which are allocated to the Partnership, continue to increase at historical rates. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases due to, among other things, increases in programming fees, compliance costs associated with reregulation and competition, that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) new service offerings, (b) product re-marketing and re-packaging and (c) marketing efforts targeted at non-subscribers.

         Interest expense increased $33,047, or approximately 37 percent, from $89,532 at March 31, 1994 to $122,579 at March 31, 1995 due primarily to higher effective rates on interest bearing obligations. Loss before equity in net loss of cable television joint venture decreased $3,671, or approximately 2 percent, from $205,010 at March 31, 1994 to $201,339 for the comparable 1995 period. This decrease is due primarily to the factors discussed above.

The Venture-

         In addition to its Orangeburg, South Carolina system, the Partnership owns an approximate 40 percent interest in the Venture.

         Revenues of the Venture increased $263,663, or approximately 5 percent, from $5,179,248 at March 31, 1994 to $5,442,911 at March 31, 1995.
Since March 31, 1994, the Venture added 2,975 basic subscribers and 2,258 premium subscriptions, representing increases of 5 percent and 6 percent, respectively. The number of basic subscribers increased from 59,688 at March 31, 1994 to 62,663 at March 31, 1995. Premium subscriptions increased from 40,549 at March 31, 1994 to 42,807 at March 31, 1995. This increase in the subscriber base accounted for approximately 72 percent of the increase in revenues. Increases in advertising sales revenue accounted for approximately 19 percent of the increase in revenues. No other single factor significantly affected the increase in revenues.

         Operating expenses increased $276,109, or approximately 9 percent, from $3,005,903 at March 31, 1994 to $3,282,012 at March 31 , 1995. Operating
expenses represented 58 percent of revenue for the first quarter of 1994 compared to 60 percent for the similar period in 1995. Personnel related costs and programming costs were primarily responsible for the increase in expenses. No other individual factors were significant to the increase in operating expenses. Management fees and allocated overhead from the General Partner increased $18,611, or approximately 3 percent, from $678,354 at March 31, 1994 to $696,965 at March 31, 1995 due to the increase in revenues, upon which such fees and allocations are based, and increases in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, including personnel costs, a portion of which are allocated to the Venture.

         Depreciation and amortization expense increased $47,968, or approximately 2 percent, from $2,173,829 to $2,221,797 for the three months ended March 31, 1995 as compared to 1994. This increase was due to the increase in the Venture's depreciable asset base.

         Operating loss increased $79,025, or approximately 12 percent, from $678,838 at March 31, 1994 to $757,863 at March 31, 1995 as a result of the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increase in revenues. Operating income before depreciation and amortization decreased $31,057, or approximately 2 percent, from $1,494,991 for the three months ended March 31, 1994 to $1,463,934 in 1995. This decrease was due to the increase in operating expenses and management fees and allocated overhead from the General Partner exceeding the increase in revenue. The decrease in operating income before depreciation and amortization reflects the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than otherwise would have been the case. In turn, this has caused expenses which are a function of revenue, such as franchise fees, copyright fees and management fees, to increase more slowly than in prior years. However, other operating costs such as programming fees, salaries and benefits and marketing costs as well as other costs incurred by the General Partner, which are allocated to the Partnership, continue to increase at historical rates. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases due to, among other things, increases in programming fees, compliance costs associated with reregulation and competition, that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) new service offerings, (b) product re-marketing and re-packaging and (c) marketing efforts targeted at non-subscribers.

         Interest expense increased $302,522, or approximately 53 percent, from $565,971 at March 31, 1994 to $868,493 at March 31, 1995. Higher effective interest rates are responsible for the increase in interest expense.

         Net loss increased $234,315, or approximately 31 percent, from $748,316 at March 31, 1994 to $982,631 at March 31, 1995. These losses are due to the factors discussed above and are expected to continue in the future.

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



                                      JONES CABLE INCOME FUND 1-B, LTD.
                                      BY:  JONES INTERCABLE, INC.
                                           General Partner



                                      By:  /S/Kevin P. Coyle
                                           --------------------------------
                                           Kevin P. Coyle
                                           Group Vice President/Finance
                                           (Principal Financial Officer)



Dated:  May 12, 1995

                              INDEX TO EXHIBITS


Exhibit                 Description                   Page
- - -------                 -----------                   ----
  27                    Financial Data Schedule