Form 10-Q
period 1995-06-30
JONES CABLE INCOME FUND 1-B LTD
filed 1995-08-14
CIK 799122

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1995

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to
                               ---------------     --------------

                        Commission File Number:  0-14906

                       JONES CABLE INCOME FUND 1-B, LTD.-
                Exact name of registrant as specified in charter

Colorado                                                              84-1010417
State of organization                                      I.R.S. employer I.D.#

   9697 East Mineral Avenue, P.O. Box 3309,  Englewood, Colorado  80155-3309
                     Address of principal executive office

                                (303) 792-3111
                         Registrant's telephone number


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

                       JONES CABLE INCOME FUND 1-B, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS

                                                                                           June 30,          December 31,
                  ASSETS                                                                    1995                 1994
                                                                                         -----------         ------------

CASH                                                                                     $   677,521         $   116,839

RECEIVABLES:
  Trade receivables, less allowance for doubtful receivables of $27,052 and $14,323 at June 30, 1995 and
     December 31, 1994, respectively                                                         132,618             167,587

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                                  11,426,632          10,801,551
  Less - accumulated depreciation                                                          (5,411,999)         (4,948,058)
                                                                                          ----------          ----------

                                                                                           6,014,633           5,853,493

  Subscriber lists, net of accumulated amortization of $3,211,334 and
    $3,024,266 at June 30, 1995 and December 31, 1994, respectively                        1,340,666           1,527,734
  Favorable leaseholds, net of accumulated amortization of $102,794
     and $96,806 at June 30, 1995 and December 31, 1994, respectively                         54,906              60,894
  Cost in excess of interests in net assets purchased, net of accumulated amortization of $10,506 and $9,894 at June 30, 1995 and December 31,
    1994, respectively                                                                        38,394              39,006
  Investment in cable television joint venture                                             3,037,518           4,086,463
                                                                                          ----------          ----------

         Total investment in cable television properties                                  10,486,117          11,567,590

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                               55,239              22,362
                                                                                          ----------          ----------
         Total assets                                                                    $11,351,495         $11,874,378
                                                                                          ==========          ==========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-B, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS



                                                                                         June 30,             December 31,
      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                          1995                   1994
                                                                                       ------------           ------------
LIABILITIES:
  Debt                                                                                 $  6,581,516           $  3,544,000
  Accounts payable--
    Trade                                                                                      --                    5,046
    General Partner                                                                         219,572              2,162,870
  Accrued liabilities                                                                       470,268                433,865
  Accrued distribution to
    limited partners                                                                        250,000                 --
  Subscriber prepayments                                                                     41,157                 42,814
                                                                                        -----------            -----------

         Total liabilities                                                                7,562,513              6,188,595
                                                                                        -----------            -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner--
    Contributed capital                                                                       1,000                  1,000
    Accumulated deficit                                                                    (191,571)              (177,653)
    Distributions                                                                          (105,169)              (100,119)
                                                                                        -----------            -----------

                                                                                           (295,740)              (276,772)
                                                                                        -----------            -----------

  Limited Partners--
    Net contributed capital
       (83,884 units outstanding at
       June 30, 1995 and December 31, 1994)                                              34,449,671             34,449,671
    Accumulated deficit                                                                  18,847,243            (17,469,410)
    Distributions                                                                       (11,517,706)           (11,017,706)
                                                                                        -----------            -----------

                                                                                          4,084,722              5,962,555
                                                                                        -----------            -----------
         Total liabilities and partners'
           capital (deficit)                                                           $ 11,351,495           $ 11,874,378
                                                                                        ===========            ===========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-B, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                 For the Three Months Ended                For the Six Months Ended
                                                          June 30,                                  June 30,
                                                ---------------------------              ----------------------------

                                                    1995             1994                    1995             1994
                                                ----------       ----------              -----------      -----------

REVENUES                                        $1,232,710       $1,107,822              $ 2,411,465      $ 2,189,684

COSTS AND EXPENSES:
  Operating expense                                769,420          666,923                1,542,136        1,314,686
  Management fees and allocated
    overhead from General Partner                  144,399          139,375                  295,583          278,571
  Depreciation and amortization                    335,003          340,743                  669,807          735,149
                                                 ---------        ---------               ----------       ----------

OPERATING LOSS                                     (16,112)         (39,219)                 (96,061)        (138,722)
                                                 ---------        ---------               ----------       ----------

OTHER INCOME (EXPENSE):
  Interest expense                                (130,933)         (97,932)                (253,512)        (187,464)
  Other, net                                        (1,394)         (30,769)                    (205)         (46,744)
                                                 ---------        ---------               ----------       ----------

         Total other income (expense), net        (132,327)        (128,701)                (253,717)        (234,208)
                                                 ---------        ---------               ----------       ----------

LOSS BEFORE EQUITY
  IN NET LOSS OF CABLE
  TELEVISION JOINT VENTURE                        (148,439)        (167,920)                (349,778)        (372,930)

EQUITY IN NET LOSS OF
  CABLE TELEVISION JOINT
  VENTURE                                         (393,140)        (438,950)              (1,041,973)        (933,065)
                                                 ---------        ---------               ----------       ----------

NET LOSS                                        $ (541,579)      $ (606,870)             $(1,391,751)     $(1,305,995)
                                                 =========        =========               ==========       ==========
ALLOCATION OF NET LOSS:
  General Partner                               $   (5,416)      $   (6,069)             $   (13,918)     $   (13,060)
                                                 =========        =========               ==========       ==========

  Limited Partners                              $ (536,163)      $ (600,801)             $(1,377,833)     $(1,292,935)
                                                 =========        =========               ==========       ==========
NET LOSS PER LIMITED
  PARTNERSHIP UNIT                              $    (6.40)      $    (7.16)             $    (16.43)     $    (15.41)
                                                 =========        =========               ==========       ==========
WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                 83,884           83,884                   83,884           83,884
                                                 =========       ==========               ==========       ==========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                       JONES CABLE INCOME FUND 1-B, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                           For the Six Months Ended
                                                                                                   June  30,
                                                                                      ----------------------------------

                                                                                           1995                  1994
                                                                                      -----------            -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                            $(1,391,751)           $(1,305,995)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                                       669,807                735,149
      Equity in net loss of cable television
        joint venture                                                                   1,041,973                933,065
      Decrease (increase) in trade receivables                                             34,969                (13,915)
      Increase in deposits, prepaid expenses
        and deferred charges                                                              (32,877)                (4,178)
      Increase (decrease) in accounts payable,
        accrued liabilities and subscriber prepayments                                     19,424                (42,658)
                                                                                       ----------             ----------

         Net cash provided by operating activities                                        341,545                301,468
                                                                                       ----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                                (625,081)              (455,792)
  Decrease in distributions receivable from cable
    television joint venture                                                               --                    429,500
                                                                                       ----------             ----------

         Net cash used in investing activities                                           (625,081)               (26,292)
                                                                                       ----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                              6,552,071                 16,830
  Repayment of debt                                                                    (3,514,555)               (10,118)
  Distributions to limited partners                                                      (500,000)                 --
  Increase (decrease) in accrued distributions                                            250,000               (429,500)
  Increase (decrease) in advances from General Partner                                 (1,943,298)               191,053
                                                                                       ----------             ----------

         Net cash provided by (used in) financing activities                              844,218               (231,735)
                                                                                       ----------             ----------

Increase in cash                                                                          560,682                 43,441

Cash, beginning of period                                                                 116,839                 44,489
                                                                                       ----------             ----------

Cash, end of period                                                                   $   677,521            $    87,930
                                                                                       ==========             ==========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                       $   111,391            $   186,679
                                                                                       ==========             ==========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                       JONES CABLE INCOME FUND 1-B, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-B, Ltd. (the "Partnership") at June 30, 1995 and December 31, 1994 and its Statements of Operations for the three and six month periods ended June 30, 1995 and 1994 and its Statements of Cash Flows for the six month periods ended June 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1995 (exclusive of the Partnership's approximate 40 percent interest in the Venture) were $61,635 and $120,573, as compared to $55,391 and $109,484, respectively, for the similar 1994 periods.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent salaries and benefits paid to corporate personnel, rent, data processing and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the three and six month periods ending June 30, 1995 (exclusive of the Partnership's approximate 40 percent interest in the Venture) were $82,764 and $175,010, as compared to $83,984 and $169,087, respectively, for the similar 1994 periods.

(3) In August, 1995, the Partnership entered into a purchase and sales agreement with the General Partner, providing for the sale by the Partnership to the General Partner of the Orangeburg System. The sales price is $18,347,667, which is the average of three separate, independent appraisals of the fair market value of the Orangeburg System. Proceeds from the sale of the Orangeburg System will be used to repay Partnership debt of approximately $6,500,000 with the remainder distributed to limited partners pursuant to the partnership agreement. It is anticipated that such distribution to limited partners will total approximately $11,600,000, or $278 per $1,000 invested in the Partnership. This amount is in addition to the $316 per $1,000 invested in the Partnership already returned to the limited partners through prior distributions. The Partnership will retain its interest in the Venture. No vote of the limited partners of the Partnership is required in connection with this transaction because the assets of the Orangeburg System do not constitute all or substantially all of the Partnership's assets.

(4)      Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS

                  ASSETS                                                  June 30, 1995        December 31, 1994
                                                                          -------------        -----------------

Cash and accounts receivable                                               $  1,062,819         $      769,260

Investment in cable television properties                                    51,068,620             53,281,053

Other assets                                                                    369,143                495,461
                                                                            -----------            -----------
         Total assets                                                      $ 52,500,582           $ 54,545,774
                                                                            ===========            ===========

         LIABILITIES AND PARTNERS' CAPITAL

Debt                                                                       $ 43,065,489           $ 42,383,339

Payables and accrued liabilities                                              1,514,640              1,876,289

Partners' contributed capital                                                39,504,008             39,504,008

Accumulated deficit                                                         (31,583,555)           (29,217,862)
                                                                            -----------            -----------

         Total liabilities and partners' capital                           $ 52,500,582           $ 54,545,774
                                                                            ===========            ===========



                       UNAUDITED STATEMENTS OF OPERATIONS

                                                    For the Three Months Ended                 For the Six Months Ended
                                                              June 30,                                 June 30,
                                                  -------------------------------         -------------------------------
                                                     1995                1994                1995                1994
                                                  -----------         -----------         -----------         -----------

Revenues                                          $ 5,760,706         $ 5,312,929         $11,203,617         $10,492,177

Operating expenses                                 (2,977,878)         (2,927,227)         (6,259,890)         (5,933,130)

Management fees and allocated overhead from
  Jones Intercable, Inc.                             (670,333)           (668,441)         (1,367,298)         (1,346,795)

Depreciation and amortization                      (2,221,415)         (2,144,934)         (4,443,212)         (4,318,763)
                                                   ----------          ----------          ----------          ----------
Operating loss                                       (108,920)           (427,673)           (866,783)         (1,106,511)

Interest expense                                     (906,623)           (644,246)         (1,775,116)         (1,210,217)
Other, net                                             27,010             (31,804)             21,902             (29,426)
                                                   ----------          ----------          ----------          ----------

         Net loss                                  $ (988,533)        $(1,103,723)        $(2,619,997)        $(2,346,154)
                                                    =========          ==========          ==========          ==========


         Management fees paid to the General Partner by the Venture totaled $288,036 and $560,181, respectively, for the three and six months ended June 30, 1995 as compared to $265,646 and $524,609, respectively, for the similar 1994 periods. Reimbursements for overhead and administrative expenses totaled $382,297 and $807,117, respectively, for the three and six months ended June 30, 1995 as compared to $402,795 and $822,186, respectively, for the similar 1994 periods. Management fees paid by the Venture and attributable to the Partnership totaled $114,552 and $222,784, respectively, for the three and six months ended June 30, 1995 as compared to $105,647 and $208,637, respectively, for the similar 1994 periods. Reimbursements for overhead and administrative expenses attributable to the Partnership totaled $152,040 and $320,990, respectively, for the three and six months ended June 30, 1995 as compared to $160,192 and $326,983, respectively, for the similar 1994 periods.

                       JONES CABLE INCOME FUND 1-B, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

The Partnership

         For the six months ended June 30, 1995, the Partnership generated cash from operating activities totaling $341,545, which is available to fund the capital requirements of the Partnership. During the first six months of 1995, approximately $682,000 was expended for capital improvements within the Partnership's Orangeburg System. Construction of cable television plant extensions accounted for approximately 27 percent of the expenditures. Approximately 21 percent of these expenditures related to service drops to homes. Approximately 16 percent of these expenditures related to the purchase of converters. The remainder of the expenditures were for various enhancements in the Orangeburg System. These expenditures were funded by cash generated from operations and advances from the General Partner. Anticipated capital expenditures for the remainder of 1995 are approximately $158,000. Of this total, approximately 37 percent is expected to relate to cable plant extensions, approximately 20 percent is for service drops to homes. The remainder of the expenditures is expected to be used for various system enhancements. Funding for these expenditures is expected to be provided by cash generated from operations and, in its discretion, advances from the General Partner.

         In January 1995, the General Partner completed negotiations for a new revolving credit facility with a maximum amount available of $8,500,000. The partnership borrowed $5,800,000 to repay the then-outstanding balance of $3,500,000 under the prior credit facility and to repay the General Partner its advances. At June 30, 1995, $6,500,000 was outstanding, leaving $2,000,000 of borrowings available. The revolving credit facility converts to a term loan on December 31, 1997 at which time the then-outstanding loan balance will be due in 20 consecutive quarterly installments beginning March 31, 1998. Interest on the revolving credit facility is at the Partnership's option of the Prime rate plus 1/4 percent or the London Interbank Offered Rate plus 1-1/2 percent. The effective interest rates on outstanding obligations were 8.08 percent and 4.88 percent, respectively, at March 31, 1995 and 1994. The outstanding balance will be paid in full upon the sale of the Orangeburg System.

         In August, 1995, the Partnership entered into a purchase and sales agreement with the General Partner, providing for the sale by the Partnership to the General Partner of the Orangeburg System. The sales price is $18,347,667, which is the average of three separate, independent appraisals of the fair market value of the Orangeburg System. Proceeds from the sale of the Orangeburg System will be used to repay Partnership debt of approximately $6,500,000 with the remainder distributed to limited partners pursuant to the partnership agreement. It is anticipated that such distribution to limited partners will total approximately $11,600,000, or $278 per $1,000 invested in the Partnership. This amount is in addition to the $316 per $1,000 invested in the Partnership already returned to the limited partners through prior distributions. The Partnership will retain its interest in the Venture. No vote of the limited partners of the Partnership is required in connection with this transaction because the assets of the Orangeburg System do not constitute all or substantially all of the Partnership's assets.

         One of the primary objectives of the Partnership is to provide quarterly distributions from cash flow. In January 1995, the Partnership completed negotiations for a new revolving credit agreement that is providing liquidity to fund capital expenditures. In March 1995 and June 1995, the Partnership declared $250,000 in distributions for each of the two quarters then ended. The Partnership will continue to provide some level of distributions from cash generated from operations until the Orangeburg System is sold. Subsequent to the sale of the Orangeburg System, distributions will be limited to only the distributions received by the Partnership from the Venture. The Venture is not making distributions currently and does not anticipate the resumption of distributions in the near term. No determination has been made regarding the level of the future distributions. The level of distributions, if any, will be determined on a quarter-by-quarter basis.

The Venture

         In addition to the Orangeburg System, the Partnership owns an approximate 40 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). The investment is accounted for under the equity method. When compared to the December 31, 1994 balance, this investment has decreased by $1,041,973. This decrease represents the Partnership's proportionate share of losses generated by the Venture during the first six months of 1995. The Venture's losses, which are principally the result of depreciation and amortization charges, are expected to continue throughout the remainder of 1995.

         For the six months ended June 30, 1995, the Venture generated net cash from operating activities totaling $1,883,923, which is available to fund capital expenditures and non-operating costs. During the first six months of 1995, capital improvements within the Venture's systems totaled approximately $2,256,000. Approximately 22 percent of these expenditures were for service drops to homes, approximately 22 percent were for pay security and approximately 8 percent were for the rebuild and upgrade of the Venture's Systems. The remainder of these expenditures related to various enhancements in all of the Venture's systems. Funding for these expenditures was provided by cash generated from operations and borrowings under the Venture's credit facility. Anticipated capital expenditures for the remainder of 1995 are approximately $2,829,000. System upgrades and rebuilds are expected to account for approximately 32 percent of the expenditures, and service drops to homes are expected to account for approximately 21 percent of the anticipated expenditures. The remainder of the expenditures will be for various enhancements in the Venture's systems. Funding for these expenditures is expected to be provided by cash generated from operations and available borrowings from the Venture's credit facility.

         At June 30, 1995, the Venture's $45,000,000 credit facility had $42,700,000 outstanding, leaving $2,300,000 of available borrowings. The revolving credit facility matures on June 30, 1997, at which time the outstanding balance is payable in full. Interest on outstanding principal is calculated at the Venture's option of the Prime rate plus 1/2 percent, or LIBOR plus 1-1/2 percent. The effective interest rates on amounts outstanding as of June 30, 1995 and 1994 were 7.81 percent and 6.16 percent, respectively.

         In January 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $15,000,000. The Venture paid a fee of $145,500. The agreement protects the Venture for LIBOR interest rates that exceed 7 percent for three years from the date of the agreement.

         One of the primary objectives of the Venture is to provide quarterly cash distributions to the Venture's partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn seek to provide quarterly cash distributions to their limited partners. The Venture's credit facility has a maximum amount available of $45,000,000, of which $42,700,000 was outstanding on June 30, 1995. This limits the amount of borrowing available to the Venture to fund capital expenditures; therefore, the Venture used cash generated from operations to fund capital expenditures and did not declare any distributions during the first and second quarters of 1995. Due to these borrowing limitations, the Venture will need to use cash generated from operations to fund capital expenditures and the Venture does not anticipate the resumption of distributions to the Venture partners in the near term.

         The General Partner believes that the Partnership and the Venture have sufficient sources of capital available from cash generated from operations and from borrowings available under its credit facility to meet its presently anticipated needs so long as the Venture does not resume cash distributions.


                             RESULTS OF OPERATIONS

The Partnership

         Revenues of the Partnership's Orangeburg System increased $124,888, or approximately 11 percent, to $1,232,710 for the three months ended at June 30, 1995 from $1,107,822 at June 30, 1994. For the six month periods, revenues increased $221,781, or approximately 10 percent, to $2,411,465 at June 30, 1995 from $2,189,684 at June 30, 1994. An increase in the number of basic subscribers combined with basic service rate adjustments implemented in the Orangeburg System primarily accounted for the increases in revenues. The increase in the number of basic subscribers accounted for approximately 25 percent and 24 percent of the increase in revenues for the three and six months ended June 30, 1995 and the basic service rate adjustments accounted for approximately 29 percent and 6 percent of the increase in revenues for the similar periods. Since June 30, 1994, the Partnership has added 639 basic subscribers, representing an increase of approximately 5 percent. The number of basic subscribers increased to 12,358 at June 30, 1995 from 11,719 at June 30, 1994. No other individual factor was significant to the change in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $102,497, or approximately 15 percent, to $769,420 for the three months ended June 30, 1995 from $666,923 at June 30, 1994. For the six month periods ended June 30, 1995 and 1994, operating expenses increased $227,450, or approximately 17 percent, to $1,542,136 at June 30, 1995 from $1,314,686 at June 30, 1994. Operating expenses represented 62 percent and 64 percent of revenues for the three and six months periods of 1995 compared to 60 percent and 60 percent, respectively, for the three and six months ended June 30, 1994. The increases in operating expenses were primarily due to increases in personnel costs and programming expenses. No other individual factor significantly affected the increases in expenses.

         Management fees and allocated overhead from the General Partner increased $5,024, or approximately 4 percent, to $144,399 at June 30, 1995 from $139,375 at June 30, 1994. For the six months ended June 30, 1995 and 1994, management fees and allocated overhead from the General Partner increased $17,012, or approximately 6 percent, to $295,583 in 1995 from $278,571 in 1994.
These increases were due to increases in revenues, upon which such fees and allocations are based.

         Depreciation and amortization expense decreased $5,740, or approximately 2 percent, to $335,003 for the three months ended June 30, 1995 from $340,743 at June 30, 1994. For the six months ended June 30, 1995 and 1994, depreciation and amortization expense decreased $65,342, or approximately 9 percent, to $669,807 in 1995 from $735,149 in 1994. These decreases were due to the maturation of the intangible asset base.

         The Partnership's operating loss decreased $23,107 to $16,112 for the three months ended June 30, 1995 from $39,219 at June 30,1994. Operating loss decreased $42,661, or approximately 31 percent to $96,061 for the six months ended June 30, 1995 from $138,722 at June 30, 1994. These decreases were the result of the increases in revenue exceeding the increases in operating expense and management fees and allocated overhead from the General Partner. Operating income before depreciation and amortization increased $17,367, or approximately 6 percent, to $318,891 for the three months ended June 30, 1995 from $301,524 at June 30, 1994. This increase was a result of the increase in revenue exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner. For the six months ended June 30, 1995 and 1994, operating income before depreciation and amortization decreased $22,681, or approximately 4 percent, to $573,746 in 1995 from $596,427 in 1994. This decrease was a result of the increases in operating expenses and management fees and allocated overhead from the General Partner exceeding the increase in revenue.

         Interest expense increased $33,001, or 34 percent, to $130,933 for the three months ended June 30, 1995 from $97,932 at June 30, 1994. For the six months ended June 30, 1995 and 1994, interest expense increased $66,048, or approximately 35 percent, to $253,512 from $187,464, respectively. These increases were due primarily to higher effective rates on interest bearing obligations. Loss before equity in net loss of cable television joint venture decreased $19,481, or approximately 12 percent, to $148,439 for the three months ended June 30, 1995 from $167,920 at June 30, 1994 . For the six months ended June 30, 1994 and 1995, loss before equity in net loss of cable television joint venture decreased $23,152, or approximately 6 percent, to $349,778 at June 30, 1995 from $372,930 at June 30, 1994 . These decreases were due primarily to the factors discussed above.

The Venture

         In addition to its Orangeburg System, the Partnership owns an approximate 40 percent interest in the Venture.

         Revenues of the Venture increased $447,777, or approximately 8 percent, to $5,760,706 from $5,312,929 for the three months ended June 30, 1995 as compared to 1994. For the six month periods ended June 30, 1995 and 1994, revenues increased $711,440, or approximately 7 percent, to $11,203,617 at June 30, 1995 from $10,492,177 at June 30, 1994. An increase in the number of basic subscribers combined with basic service rate adjustments implemented in the Venture's systems primarily accounted for the increase in revenues. The increase in the number of basic subscribers accounted for approximately 39 percent and 54 percent of the increase in revenues for the three and six months ended June 30, 1995 and the basic service rate adjustments accounted for approximately 35 percent and 26 percent of the increase in revenues for the similar periods. Since June 30, 1994, the Venture has added 2,910 basic subscribers representing an increase of approximately 5 percent. Basic subscribers increased to 63,804 at June 30, 1995 from 60,894 at June 30, 1994. This increase in the subscriber base accounted for approximately 35 percent and 41 percent, respectively, of the three and six month increases in revenues. Increases in advertising sales revenue accounted for approximately 12 percent and 15 percent, respectively, of the three and six month increases in revenues. No other single factor significantly affected the three and six month increases in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $50,651, or approximately 2 percent, to $2,977,878 from $2,927,227 for the three months ended June 30, 1995 as compared to 1994. For the six months ended June 30, 1995 and 1994, operating expenses increased $326,760, or approximately 6 percent, to $6,259,890 at June 30, 1995 from $5,933,130 at June 30, 1994. Operating expenses represented 52 percent and 56 percent, respectively, of revenue for the three and six month periods ended June 30, 1995 compared to 55 percent and 57 percent, respectively, for the similar periods in 1994. Increased programming costs primarily accounted for the increases in operating expenses, which were partially offset by decreases in personnel and plant related expenses for the three and six month periods. No other individual factors were significant to the increases in operating expenses.

         Management fees and allocated overhead from the General Partner increased $1,892, or less than one percent, to $670,333 from $668,441 for the three months ended June 30, 1995 as compared to 1994. For the six months ended June 30, 1995 and 1994, management fees and allocated overhead from the General Partner increased $20,503, or approximately 2 percent, to $1,367,298 at June 30, 1995 from $1,346,795 at June 30, 1994. These increases are due to the increases in revenues, upon which such fees and allocations are based, which were partially offset by a decrease in allocated expenses from the General Partner.

         Depreciation and amortization expense increased $76,481, or approximately 4 percent, to $2,221,415 for the three months ended June 30, 1995 from $2,144,934, as compared to 1994. For the six months ended June 30, 1995 and 1994, depreciation and amortization expense increased $124,449, or approximately 3 percent, to $4,443,212 at June 30, 1995 from $4,318,763 at June 30, 1994. These increases were due to the increase in the Venture's depreciable asset base.

         Operating loss decreased $318,753, or approximately 75 percent, to $108,920 from $427,673 for the three months ended June 30, 1995 as compared to 1994. Operating loss decreased $239,728, or approximately 22 percent, to $866,783, from $1,106,511 for the six months ended June 30, 1995 as compared to 1994. These decreases are a result of the increase in revenues exceeding the increases in operating expenses, management fees and allocated overhead from the General Partner and amortization and depreciation expense. Operating income before depreciation and amortization increased $395,234, or approximately 23 percent, to $2,112,495 for the three months ended June 30, 1995 from $1,717,261 for the three months ended June 30, 1994. For the six month periods, operating income before depreciation and amortization increased $364,177, or approximately 11 percent, to $3,576,429 in 1995 from $3,212,252 in
1994. These increases are due to the increase in revenues exceeding the increases in operating expense and management fees and allocated overhead from the General Partner.

         Interest expense increased $262,377, or approximately 41 percent, to $906,623 from $644,246 for the three months ended June 30, 1995 as compared to 1994. For the six months ended June 30, 1995 and 1994, interest expense increased $564,899, or approximately 47 percent, to $1,775,116 in 1995 from $1,210,217 in 1994. Higher effective interest rates are responsible for the increase in interest expense.

         Net loss decreased $69,380, or approximately 10 percent for the three month periods ended June 30, 1995 and 1994, to $595,393 in 1995 from $664,773 in 1994. This decrease was due to the factors discussed above. For the six month periods ended June 30, 1995 and 1994, net loss increased $164,935, or approximately 12 percent, to $1,578,024 in 1995 from $1,413,089 in 1994. This increase was due to the factors discussed above and the losses are expected to continue in the future.

Part II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

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

                                              JONES CABLE INCOME FUND 1-B, LTD.
                                              BY:  JONES INTERCABLE, INC.
                                                   General Partner



                                              By:  /S/ Kevin P. Coyle
                                                 -------------------------------
                                                   Kevin P. Coyle
                                                   Group Vice President/Finance
                                                   (Principal Financial Officer)


Dated:  August 14, 1995

                                EXHIBIT INDEX

Exhibit No.                  Exhibit Description                           Page
-----------                  -------------------                           ----

    27                     Financial Data Schedule