Form 10-Q
period 1995-09-30
JONES CABLE INCOME FUND 1-B LTD
filed 1995-11-14
CIK 799122

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1995
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ______________

                      Commission File Number:  0-14906

                      JONES CABLE INCOME FUND 1-B, LTD.
--------------------------------------------------------------------------------
              Exact name of registrant as specified in charter

Colorado                                                              84-1010417
--------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

  9697 East Mineral Avenue, P.O. Box 3309,  Englewood, Colorado  80155-3309
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

                      JONES CABLE INCOME FUND 1-B, LTD.
                           (A Limited Partnership)

                          UNAUDITED BALANCE SHEETS

                                                                                     September 30,      December 31,
                 ASSETS                                                                  1995               1994
                 ------                                                              -------------      ------------
CASH                                                                                 $     97,850       $    116,839

RECEIVABLES:
  Trade receivables, less allowance for doubtful receivables of $19,902 and $14,323 at September 30, 1995 and
     December 31, 1994, respectively                                                      206,590            167,587

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                               11,751,536         10,801,551
  Less- accumulated depreciation                                                       (5,643,729)        (4,948,058)
                                                                                     ------------       ------------

                                                                                        6,107,807          5,853,493

  Subscriber lists, net of accumulated amortization of $3,304,868 and
    $3,024,266 at September 30, 1995 and December 31, 1994, respectively                1,247,132          1,527,734
  Favorable leaseholds, net of accumulated amortization of $105,788
     and $96,806 at September 30, 1995 and December 31, 1994, respectively                 51,912             60,894
  Cost in excess of interests in net assets purchased, net of accumulated amortization of $10,812 and $9,894 at September 30, 1995
    and December 31, 1994, respectively                                                    38,088             39,006
  Investment in cable television joint venture                                          2,687,337          4,086,463
                                                                                     ------------       ------------

         Total investment in cable television properties                               10,132,276         11,567,590

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                            62,341             22,362
                                                                                     ------------       ------------

         Total assets                                                                $ 10,499,057       $ 11,874,378
                                                                                     ============       ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-B, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS

                                                                                    September 30,         December 31,
      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                       1995                  1994
      -------------------------------------------                                   -------------         ------------
LIABILITIES:
  Debt                                                                              $  6,673,153          $  3,544,000
  Accounts payable-
    Trade                                                                                  3,839                 5,046
    General Partner                                                                        1,876             2,162,870
  Accrued liabilities                                                                    451,095               433,865
  Accrued distribution to
    limited partners                                                                     250,000                     -
  Subscriber prepayments                                                                  44,459                42,814
                                                                                    ------------          ------------

         Total liabilities                                                             7,424,422             6,188,595
                                                                                    ------------          ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                                    1,000                 1,000
    Accumulated deficit                                                                 (196,189)             (177,653)
    Distributions                                                                       (107,694)             (100,119)
                                                                                    ------------          ------------

                                                                                        (302,883)             (276,772)
                                                                                    ------------          ------------

  Limited Partners-
    Net contributed capital
       (83,884 units outstanding at
       September 30, 1995 and December 31, 1994)                                      34,449,671            34,449,671
    Accumulated deficit                                                              (19,304,447)          (17,469,410)
    Distributions                                                                    (11,767,706)          (11,017,706)
                                                                                    ------------          ------------

                                                                                       3,377,518             5,962,555
                                                                                    ------------          ------------

         Total liabilities and partners'
           capital (deficit)                                                        $ 10,499,057          $ 11,874,378
                                                                                    ============          ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-B, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                              For the Three Months Ended               For the Nine Months Ended
                                                    September 30,                            September 30,
                                             ---------------------------              ---------------------------
                                                1995             1994                    1995            1994
                                             ----------       ----------              -----------     -----------
REVENUES                                     $1,260,839       $1,126,675              $ 3,672,304     $ 3,316,359

COSTS AND EXPENSES:
  Operating expense                             743,325          693,242                2,285,461       2,007,928
  Management fees and allocated
    overhead from General Partner               150,797          135,910                  446,380         414,481
  Depreciation and amortization                 331,527          319,320                1,001,334       1,054,469
                                             ----------       ----------              -----------     -----------

OPERATING INCOME (LOSS)                          35,190          (21,797)                 (60,871)       (160,519)
                                             ----------       ----------              -----------     -----------

OTHER INCOME (EXPENSE):
  Interest expense                             (140,172)         (68,695)                (393,684)       (256,159)
  Other, net                                        313          (13,333)                     108         (60,077)
                                             ----------       ----------              -----------     -----------

         Total other income (expense), net     (139,859)         (82,028)                (393,576)       (316,236)
                                             ----------       ----------              -----------     -----------

LOSS BEFORE EQUITY
  IN NET LOSS OF CABLE
  TELEVISION JOINT VENTURE                     (104,669)        (103,825)                (454,447)       (476,755)

EQUITY IN NET LOSS OF
  CABLE TELEVISION JOINT
  VENTURE                                      (357,153)        (450,178)              (1,399,126)     (1,383,243)
                                             ----------       ----------              -----------     -----------

NET LOSS                                     $ (461,822)      $ (554,003)             $(1,853,573)    $(1,859,998)
                                             ==========       ==========              ===========     ===========

ALLOCATION OF NET LOSS:
  General Partner                            $   (4,618)      $   (5,540)             $   (18,536)    $   (18,600)
                                             ==========       ==========              ===========     ===========

  Limited Partners                           $ (457,204)      $ (548,463)             $(1,835,037)    $(1,841,398)
                                             ==========       ==========              ===========     ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                           $    (5.44)      $    (6.54)             $    (21.87)    $    (21.95)
                                             ==========       ==========              ===========     ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                              83,884           83,884                   83,884          83,884
                                             ==========       ==========              ===========     ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                       JONES CABLE INCOME FUND 1-B, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                      For the Nine Months Ended
                                                                                             September 30,
                                                                                  ----------------------------------
                                                                                      1995                   1994
                                                                                  ------------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $ (1,853,573)          $(1,859,998)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                                  1,001,334             1,054,469
      Equity in net loss of cable television
        joint venture                                                                1,399,126             1,383,243
      Increase in trade receivables                                                    (39,003)              (34,481)
      Increase in deposits, prepaid expenses
        and deferred charges                                                           (55,140)              (28,160)
      Increase (decrease) in accounts payable,
        accrued liabilities and subscriber prepayments                                  10,093               (17,275)
                                                                                  ------------           -----------

Net cash provided by operating activities                                              462,837               497,798
                                                                                  ------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                             (949,985)             (711,794)
                                                                                  ------------           -----------

Net cash used in investing activities                                                 (949,985)             (711,794)
                                                                                  ------------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                           6,652,072                16,830
  Repayment of debt                                                                 (3,522,919)              (15,357)
  Distributions to limited partners                                                   (750,000)                    -
  Accrued distributions                                                                250,000                     -
  Increase (decrease) in advances from General Partner                              (2,160,994)              209,601
                                                                                  -----------            -----------

Net cash provided by financing activities                                              468,159               211,074
                                                                                  ------------           -----------

Decrease in cash                                                                       (18,989)               (2,922)

Cash, beginning of period                                                              116,839                44,489
                                                                                  ------------           -----------

Cash, end of period                                                               $     97,850           $    41,567
                                                                                  ============           ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                   $    339,705           $   254,452
                                                                                  ============           ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                       JONES CABLE INCOME FUND 1-B, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-B, Ltd. (the "Partnership") at September 30, 1995 and December 31, 1994 and its Statements of Operations for the three and nine month periods ended September 30, 1995 and 1994 and its Statements of Cash Flows for the nine month periods ended September 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and nine month periods ended September 30, 1995 (exclusive of the Partnership's approximate 40 percent interest in the Venture) were $63,042 and $183,615, compared to $56,334 and $165,818, respectively, for the similar 1994 periods.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent salaries and benefits paid to corporate personnel, rent, data processing and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the three and nine month periods ending September 30, 1995 (exclusive of the Partnership's approximate 40 percent interest in the Venture) were $87,755 and $262,765, compared to $79,576 and $248,663, respectively, for the similar 1994 periods.

(3) In August 1995, the Partnership entered into a purchase and sales agreement with the General Partner, providing for the sale by the Partnership to the General Partner of the Orangeburg System. The sales price is $18,347,667, which is the average of three separate, independent appraisals of the fair market value of the Orangeburg System. The General Partner has assigned its rights and obligations under the purchase and sale agreement to Jones Cable Holdings, Inc., a wholly owned subsidiary of the General Partner. Closing is expected to occur in the first half of 1996. Proceeds from the sale of the Orangeburg System will be used to repay Partnership debt of approximately $6,600,000 with the remainder distributed to limited partners pursuant to the partnership agreement. It is anticipated that such distribution to limited partners will total approximately $11,290,000, or $278 per $1,000 invested in the Partnership. This amount is in addition to the $322 per $1,000 invested in the Partnership already returned to the limited partners through prior distributions. The Partnership will retain its interest in the Venture. No vote of the limited partners of the Partnership is required in connection with this transaction because the assets of the Orangeburg System do not constitute all or substantially all of the Partnership's assets. Jones Cable Holdings, Inc. expects to acquire and then to transfer the Orangeburg System, along with certain other properties that it will acquire from other managed partnerships, to an unaffiliated cable television system operator during the first half of 1996, as discussed below.

         On August 11, 1995, the General Partner entered into an asset exchange agreement (the "TWEAN Exchange Agreement") with Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN"), an unaffiliated cable television system operator. Pursuant to the TWEAN Exchange Agreement, Jones Cable Holdings, Inc. will convey to TWEAN the Orangeburg System along with certain other properties and cash in the amount of $3,500,000, subject to normal closing adjustments. In return, Jones Cable Holdings, Inc. will receive from TWEAN the cable television systems serving Andrews Air Force Base, Capitol Heights, Cheltenham, District Heights, Fairmount Heights, Forest Heights, Morningside, Seat Pleasant, Upper Marlboro, and portions of Prince George's County, all in Maryland, and portions of Fairfax County, Virginia. The closing of the Orangeburg System sale, however, is not contingent upon the closing of the Time Warner exchange.

         The pro forma effect of the sale of the Orangeburg System on the results of the Partnership's operations for the nine month periods ended September 30, 1995 and 1994, assuming the transaction had occurred at the beginning of the periods, is presented in the following unaudited tabulation:

                                                         For the Nine Months Ended September 30, 1995
                                                         --------------------------------------------
                                                                            Pro Forma
                                                          As Reported      Adjustments     Pro Forma
                                                          -----------      -----------    -----------
         Revenues                                         $ 3,672,304      $(3,672,304)   $         -
                                                          ===========      ===========    ===========

         Operating Income (Loss)                          $   (60,871)     $    60,871    $         -
                                                          ===========      ===========    ===========

         Net Income (Loss)                                $(1,853,573)     $   454,447    $(1,399,126)
                                                          ===========      ===========    ===========

                                                         For the Nine Months Ended September 30, 1994
                                                         --------------------------------------------
                                                                            Pro Forma
                                                          As Reported      Adjustments     Pro Forma
                                                          -----------      -----------    -----------
         Revenues                                         $ 3,316,359      $(3,316,359)   $         -
                                                          ===========      ===========    ===========

         Operating Income (Loss)                          $  (160,519)     $   160,519    $         -
                                                          ===========      ===========    ===========

         Net Income (Loss)                                $(1,859,998)     $   476,755    $(1,383,243)
                                                          ===========      ===========    ===========

(4)      Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS

                 ASSETS                                              September 30, 1995     December 31, 1994
                 ------                                              ------------------     -----------------
Cash and accounts receivable                                            $  1,090,285          $    769,260

Investment in cable television properties                                 49,915,281            53,281,053

Other assets                                                                 485,235               495,461
                                                                        ------------          ------------

         Total assets                                                   $ 51,490,801          $ 54,545,774
                                                                        ============          ============

         LIABILITIES AND PARTNERS' CAPITAL
         ---------------------------------

Debt                                                                    $ 43,115,968          $ 42,383,339

Payables and accrued liabilities                                           1,606,730             1,876,289

Partners' contributed capital                                             39,504,008            39,504,008

Accumulated deficit                                                      (32,735,905)          (29,217,862)
                                                                        ------------          ------------

         Total liabilities and partners' capital                        $ 51,490,801          $ 54,545,774
                                                                        ============          ============

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                  For the Three Months Ended              For the Nine Months Ended
                                                         September 30,                          September 30,
                                               -------------------------------         ------------------------------
                                                   1995               1994                1995               1994
                                               -----------         -----------         -----------        -----------
Revenues                                       $ 5,823,421         $ 5,330,688         $17,027,038        $15,822,865

Operating expenses                              (3,080,335)         (3,007,731)         (9,340,225)        (8,940,861)

Management fees and allocated overhead from
  Jones Intercable, Inc.                          (691,096)           (646,464)         (2,058,394)        (1,993,259)

Depreciation and amortization                   (2,306,633)         (2,144,074)         (6,749,845)        (6,462,837)
                                               -----------         -----------         -----------        -----------

Operating loss                                    (254,643)           (467,581)         (1,121,426)        (1,574,092)

Interest expense                                  (783,925)           (757,247)         (2,559,041)        (1,967,464)
Other, net                                         140,522              92,874             162,424             63,448
                                               -----------         -----------         -----------        -----------

         Net loss                              $  (898,046)        $(1,131,954)        $(3,518,043)       $(3,478,108)
                                               ===========         ===========         ===========        ===========

         Management fees paid to the General Partner by the Venture totaled $291,171 and $851,352, respectively, for the three and nine months ended September 30, 1995 compared to $266,534 and $791,143, respectively, for the similar 1994 periods. Reimbursements for overhead and administrative expenses totaled $399,925 and $1,207,042, respectively, for the three and nine months ended September 30, 1995 compared to $379,930 and $1,202,116, respectively, for the similar 1994 periods. Management fees paid by the Venture and attributable to the Partnership totaled $115,799 and $338,583, respectively, for the three and nine months ended September 30, 1995 compared to $106,001 and $314,638, respectively, for the similar 1994 periods. Reimbursements for overhead and administrative expenses attributable to the Partnership totaled $159,050 and $480,040, respectively, for the three and nine months ended September 30, 1995 compared to $151,098 and $478,082, respectively, for the similar 1994 periods.

                       JONES CABLE INCOME FUND 1-B, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

The Partnership

         For the nine months ended September 30, 1995, the Partnership generated cash from operating activities totaling $462,837, which is available to fund distributions and the capital requirements of the Partnership. During the first nine months of 1995, approximately $950,000 was expended for capital improvements within the Partnership's Orangeburg System. Construction of cable television plant extensions accounted for approximately 34 percent of the expenditures. Approximately 22 percent of these expenditures related to service drops to homes. Approximately 18 percent of these expenditures related to the purchase of converters. The remainder of the expenditures were for various enhancements in the Orangeburg System. These expenditures were funded by cash generated from operations and advances from the General Partner. Anticipated capital expenditures for the remainder of 1995 are approximately $110,000. The remainder of the expenditures is expected to relate to cable plant extensions. Funding for these expenditures is expected to be provided by cash generated from operations and, in its discretion, advances from the General Partner.

         In January 1995, the General Partner completed negotiations for a new revolving credit facility with a maximum amount available of $8,500,000. The partnership borrowed $5,800,000 to repay the then-outstanding balance of $3,500,000 under the prior credit facility and to repay the General Partner its advances. At September 30, 1995, $6,600,000 was outstanding, leaving $1,900,000 of borrowings available. The revolving credit facility converts to a term loan on December 31, 1997 at which time the then-outstanding loan balance will be due in 20 consecutive quarterly installments beginning March 31, 1998. Interest on the revolving credit facility is at the Partnership's option of the Prime rate plus 1/4 percent or the London Interbank Offered Rate plus 1-1/2 percent. The effective interest rates on outstanding obligations were 7.46 percent and 5.56 percent, respectively, at September 30, 1995 and 1994. The outstanding balance will be paid in full upon the sale of the Orangeburg System.

         In August 1995, the Partnership entered into a purchase and sales agreement with the General Partner, providing for the sale by the Partnership to the General Partner of the Orangeburg System. The sales price is $18,347,667, which is the average of three separate, independent appraisals of the fair market value of the Orangeburg System. The General Partner has assigned its rights and obligations under the purchase and sale agreement to Jones Cable Holdings, Inc., a wholly owned subsidiary of the General Partner. Closing is expected to occur in the first half of 1996. Proceeds from the sale of the Orangeburg System will be used to repay Partnership debt of approximately $6,600,000 with the remainder distributed to limited partners pursuant to the partnership agreement. It is anticipated that such distribution to limited partners will total approximately $11,290,000, or $278 per $1,000 invested in the Partnership. This amount is in addition to the $322 per $1,000 invested in the Partnership already returned to the limited partners through prior distributions. The Partnership will retain its interest in the Venture. No vote of the limited partners of the Partnership is required in connection with this transaction because the assets of the Orangeburg System do not constitute all or substantially all of the Partnership's assets. Jones Cable Holdings, Inc. expects to acquire and then to transfer the Orangeburg System, along with certain other properties that it will acquire from other managed partnerships, to an unaffiliated cable television system operator during the first half of 1996, as discussed below.

         On August 11, 1995, the General Partner entered into an asset exchange agreement (the "TWEAN Exchange Agreement") with Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN"), an unaffiliated cable television system operator. Pursuant to the TWEAN Exchange Agreement, Jones Cable Holdings, Inc. will convey to TWEAN the Orangeburg System along with certain other properties and cash in the amount of $3,500,000, subject to normal closing adjustments. In return, Jones Cable Holdings, Inc. will receive from TWEAN the cable television systems serving Andrews Air Force Base, Capitol Heights, Cheltenham, District Heights, Fairmount Heights, Forest Heights, Morningside, Seat Pleasant, Upper Marlboro, and portions of Prince George's County, all in Maryland, and portions of Fairfax County, Virginia. The closing of the Orangeburg System sale, however, is not contingent upon the closing of the Time Warner exchange. Refer to Note 3 of the Notes to Unaudited Financial Statements for the pro forma effect of the sale of the Orangeburg System on the results of the Partnership's operations for the nine month periods ended September 30, 1995 and 1994, assuming the transaction had occurred at the beginning of the periods.

         For the nine months ended September 30, 1995, the Partnership generated cash from operating activities totaling $462,837. One of the primary objectives of the Partnership is to provide quarterly distributions from cash flow. In January 1995, the Partnership completed negotiations for a new revolving credit agreement that is providing liquidity to fund capital expenditures. The Partnership declared $250,000 in distributions for each of the first three quarters of 1995. The Partnership will continue to provide some level of distributions from cash generated from operations until the Orangeburg System is sold. Subsequent to the sale of the Orangeburg System, distributions will be limited to only the distributions received by the Partnership from the Venture. The Venture is not making distributions currently and does not anticipate the resumption of distributions in the near term. No determination has been made regarding the level of the future distributions. The level of distributions, if any, will be determined on a quarter-by-quarter basis.

         The General Partner believes that the Partnership has sufficient sources of capital available from cash generated from operations and borrowings available under its credit facility to meet its presently anticipated needs until the closing of the sale of the Orangeburg System.

The Venture

         In addition to the Orangeburg System, the Partnership owns an approximate 40 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). The investment is accounted for under the equity method. When compared to the December 31, 1994 balance, this investment has decreased by $1,399,126. This decrease represents the Partnership's proportionate share of losses generated by the Venture during the first nine months of 1995. The Venture's losses, which are principally the result of depreciation and amortization charges, are expected to continue throughout the remainder of 1995.

         For the nine months ended September 30, 1995, the Venture generated net cash from operating activities totaling $2,866,523, which is available to fund capital expenditures and non-operating costs. During the first nine months of 1995, capital improvements within the Venture's systems totaled approximately $3,266,000. Approximately 22 percent of these expenditures were for service drops to homes, approximately 16 percent were for pay security and approximately 10 percent were for the rebuild and upgrade of the Venture's Systems. The remainder of these expenditures related to various enhancements in all of the Venture's systems. Funding for these expenditures was provided by cash generated from operations and borrowings under the Venture's credit facility. Anticipated capital expenditures for the remainder of 1995 are approximately $1,819,000. System upgrades and rebuilds are expected to account for approximately 37 percent of the expenditures, and service drops to homes are expected to account for approximately 23 percent of the anticipated expenditures. The remainder of the expenditures will be for various enhancements in the Venture's systems. Funding for these expenditures is expected to be provided by cash generated from operations and available borrowings from the Venture's credit facility.

         At September 30, 1995, the Venture's $45,000,000 credit facility had $42,700,000 outstanding, leaving $2,300,000 of available borrowings. The revolving credit facility matures on June 30, 1997, at which time the outstanding balance is payable in full. Interest on outstanding principal is calculated at the Venture's option of the Prime rate plus 1/2 percent, or LIBOR plus 1-1/2 percent. The effective interest rates on amounts outstanding as of September 30, 1995 and 1994 were 7.38 percent and 6.45 percent, respectively.

         In January 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $15,000,000. The Venture paid a fee of $145,500. The agreement protects the Venture for LIBOR interest rates that exceed 7 percent for three years from the date of the agreement.

         One of the primary objectives of the Venture is to provide quarterly cash distributions to the Venture's partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn seek to provide quarterly cash distributions to their limited partners. The Venture's credit facility has a maximum amount available of $45,000,000, of which $42,700,000 was outstanding on September 30, 1995. This limits the amount of borrowing available to the Venture to fund capital expenditures; therefore, the Venture used cash generated from operations to fund capital expenditures and did not declare any distributions during the first, second and third quarters of 1995. Due to these borrowing limitations, the Venture will need to use cash generated from operations to fund capital expenditures and the Venture does not anticipate the resumption of distributions to the Venture's partners in the near term.

         The General Partner believes that the Venture has sufficient sources of capital available from cash generated from operations and from borrowings available under its credit facility to meet its presently anticipated needs so long as the Venture does not resume cash distributions.

Regulatory Matters

         The FCC's rate regulations related to the 1992 Cable Act contain provisions for increasing rates for added channels, external costs and inflation. The Partnership and the Venture have been able to adjust rates recently under such provisions. Such adjustments, together with a reduction in the cost of implementing the 1992 Cable Act compared to such costs in prior periods, are expected to cause the Partnership's and the Venture's revenue and cash flow to increase in fiscal 1996.

         Currently, there is legislation before Congress which, if enacted, would significantly change the regulatory environment in which the cable industry operates. Such legislation may eliminate rate regulation and allow telephone companies and others much broader entry into the cable television business and, in turn, may allow cable operators into the telephone and other telecommunications businesses. While the General Partner is encouraged by provisions of the legislation, it is too early to assess the impact such legislation, if enacted, would have on the Partnership and the Venture.


                             RESULTS OF OPERATIONS

The Partnership

         Revenues of the Partnership's Orangeburg System increased $134,164, or approximately 12 percent, to $1,260,839 for the three months ended at September 30, 1995 from $1,126,675 at September 30, 1994. For the nine month periods, revenues increased $355,945, or approximately 11 percent, to $3,672,304 at September 30, 1995 from $3,316,359 at September 30, 1994. An increase in the number of basic subscribers combined with basic service rate adjustments implemented in the Orangeburg System primarily accounted for the increases in revenues. The increase in the number of basic subscribers accounted for approximately 24 percent of the increase in revenues for the three and nine months ended September 30, 1995 and the basic service rate adjustments accounted for approximately 30 percent and 25 percent of the increase in revenues for the similar periods. Since September 30, 1994, the Partnership has added 482 basic subscribers, representing an increase of approximately 4 percent. The number of basic subscribers increased to 12,309 at September 30, 1995 from 11,827 at September 30, 1994. No other individual factor was significant to the change in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $50,083, or approximately 7 percent, to $743,325 for the three months ended September 30, 1995 from $693,242 at September 30, 1994. For the nine month periods ended September 30, 1995 and 1994, operating expenses increased $277,533, or approximately 14 percent, to $2,285,461 at September 30, 1995 from $2,007,928 at September 30, 1994.
Operating expenses represented 59 percent and 62 percent of revenues for the three and nine month periods of 1995 compared to 62 percent and 61 percent, respectively, for the three and nine months ended September 30, 1994. The increases in operating expenses were primarily due to increases in personnel costs and programming expenses. No other individual factor significantly affected the increases in expenses.

         Management fees and allocated overhead from the General Partner increased $14,887, or approximately 11 percent, to $150,797 at September 30, 1995 from $135,910 at September 30, 1994. For the nine months ended September 30, 1995 and 1994, management fees and allocated overhead from the General Partner increased $31,899, or approximately 8 percent, to $446,380 in 1995 from $414,481 in 1994. These increases were due to increases in revenues, upon which such fees are based, as well as increases in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, a portion of which is allocated to the Partnership.

         Depreciation and amortization expense increased $12,207, or approximately 4 percent, to $331,527 for the three months ended September 30, 1995 from $319,320 at September 30, 1994. This increase was due to capital additions and amortization of loan fees. For the nine months ended September 30, 1995 and 1994, depreciation and amortization expense decreased $53,135, or approximately 5 percent, to $1,001,334 in 1995 from $1,054,469 in 1994. This decrease was due to the maturation of the intangible asset base.

         The Partnership recognized operating income of $35,190 for the three month period ended September 30, 1995 as compared to an operating loss of $21,797 at September 30, 1994. This change in income was due to the increases in revenue exceeding the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense. Operating loss decreased $99,648, or approximately 62 percent to $60,871 for the nine months ended September 30, 1995 from $160,519 at September 30, 1994. This decrease was the result of the increases in revenue and decreases in depreciation and amortization exceeding the increases in operating expenses, management fees and allocated overhead from the General Partner.

         The cable television industry generally measures the performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $69,194, or approximately 23 percent, to $366,717 for the three months ended September 30, 1995 from $297,523 at September 30, 1994. For the nine months ended September 30, 1995 and 1994, operating income before depreciation and amortization increased $46,513, or approximately 5 percent, to $940,463 in 1995 from $893,950 in 1994.
These increases were a result of the increases in revenue exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Interest expense increased $71,477 to $140,172 for the three months ended September 30, 1995 from $68,695 at September 30, 1994. For the nine months ended September 30, 1995 and 1994, interest expense increased $137,525, or approximately 54 percent, to $393,684 from $256,159, respectively. These increases were due primarily to higher effective rates on interest bearing obligations.

         Loss before equity in net loss of cable television joint venture decreased $844, or less than 1 percent, to $104,669 for the three months ended September 30, 1995 from $103,825 at September 30, 1994 . For the nine months ended September 30, 1994 and 1995, loss before equity in net loss of cable television joint venture decreased $22,308, or approximately 5 percent, to $454,447 at September 30, 1995 from $476,755 at September 30, 1994 . These decreases were due primarily to the factors discussed above.

The Venture

         In addition to its Orangeburg System, the Partnership owns an approximate 40 percent interest in the Venture.

         Revenues of the Venture increased $492,733, or approximately 9 percent, to $5,823,421 from $5,330,688 for the three months ended September 30, 1995 compared to 1994. For the nine month periods ended September 30, 1995 and 1994, revenues increased $1,204,173, or approximately 8 percent, to $17,027,038 at September 30, 1995 from $15,822,865 at September 30, 1994. An increase in the number of basic subscribers combined with basic service rate adjustments implemented in the Venture's systems primarily accounted for the increase in revenues. The increase in the number of basic subscribers accounted for approximately 31 percent and 45 percent of the increase in revenues for the three and nine months ended September 30, 1995 and the basic service rate adjustments accounted for approximately 38 percent and 31 percent of the increase in revenues for the similar periods. Since September 30, 1994, the Venture has added 2,065 basic subscribers representing an increase of approximately 3 percent. Basic subscribers increased to 64,130 at September 30, 1995 from 62,065 at September 30, 1994. Increases in pay per view revenue accounted for approximately 11 percent and 5 percent, respectively, of the three and nine month increases in revenues. No other single factor significantly affected the three and nine month increases in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $72,604, or approximately 2 percent, to $3,080,335 from $3,007,731 for the three months ended September 30, 1995 compared to 1994. For the nine months ended September 30, 1995 and 1994, operating expenses increased $399,364, or approximately 4 percent, to $9,340,225 at September 30, 1995 from $8,940,861 at September 30, 1994.
Operating expenses represented 53 percent and 55 percent, respectively, of revenue for the three and nine month periods ended September 30, 1995 compared to 56 percent for both the three and nine month periods ended September 30, 1994. For the three month periods ended September 30, 1995, increased programming costs primarily accounted for the increases in operating expenses, which were partially offset by decreases in personnel and plant related expenses. For the nine month period ended September 30, 1995, increased programming costs primarily accounted for the increases in operating expenses, which were partially offset by decreases in personnel, office and advertising expenses. No other individual factors were significant to the increases in operating expenses.

         Management fees and allocated overhead from the General Partner increased $44,632, or approximately 7 percent, to $691,096 from $646,464 for the three months ended September 30, 1995 compared to 1994. For the nine months ended September 30, 1995 and 1994, management fees and allocated overhead from the General Partner increased $65,135, or approximately 3 percent, to $2,058,394 at September 30, 1995 from $1,993,259 at September 30, 1994. These increases are due to the increases in revenues, upon which such management fees are based, as well as increases in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, a portion of which is allocated to the Venture.

         Depreciation and amortization expense increased $162,559, or approximately 8 percent, to $2,306,633 for the three months ended September 30, 1995 from $2,144,074, compared to 1994. For the nine months ended September 30, 1995 and 1994, depreciation and amortization expense increased $287,008, or approximately 4 percent, to $6,749,845 at September 30, 1995 from $6,462,837 at September 30, 1994. These increases were due to the increase in the Venture's depreciable asset base.

         Operating loss decreased $212,938, or approximately 46 percent, to $254,643 from $467,581 for the three months ended September 30, 1995 compared to 1994. Operating loss decreased $452,666, or approximately 29 percent, to $1,121,426, from $1,574,092 for the nine months ended September 30, 1995 as compared to 1994. These decreases were a result of the increase in revenues exceeding the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense.

         The cable television industry generally measures the performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $375,497, or approximately 22 percent, to $2,051,990 for the three months ended September 30, 1995 from $1,676,493 for the three months ended September 30, 1994. For the nine month periods, operating income before depreciation and amortization increased $739,674, or approximately 15 percent, to $5,628,419 in 1995 from $4,888,745 in
1994. These increases were due to the increase in revenues exceeding the increases in operating expense and management fees and allocated overhead from the General Partner.

         Interest expense increased $26,678, or approximately 4 percent, to $783,925 from $757,247 for the three months ended September 30, 1995 as compared to 1994. For the nine months ended September 30, 1995 and 1994, interest expense increased $591,577, or approximately 30 percent, to $2,559,041 in 1995 from $1,967,464 in 1994. A higher balance on outstanding obligations and higher effective interest rates were responsible for the increase in interest expense.

         Net loss decreased $140,883, or approximately 21 percent for the three month periods ended September 30, 1995 and 1994, to $540,893 in 1995 from $681,776 in 1994. This decrease was due to the factors discussed above. For the nine month periods ended September 30, 1995 and 1994, net loss increased $24,052, or approximately 1 percent, to $2,118,917 in 1995 from $2,094,865 in
1994. This increase was due to the factors discussed above and the losses are expected to continue in the future.

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

                                        JONES CABLE INCOME FUND 1-B, LTD.
                                        BY:  JONES INTERCABLE, INC.
                                             General Partner



                                        By:  /S/ Kevin P. Coyle
                                             -----------------------------------
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)


Dated:  November 14, 1995

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                          PAGE
------                        -------------------                          ----
27             Financial Data Schedule
