Form 10-K
period 1995-12-31
JONES CABLE INCOME FUND 1-B LTD
filed 1996-04-01
CIK 799122

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1995

                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from          to
                               --------    --------

Commission file number:       0-14906

                        JONES CABLE INCOME FUND 1-B, LTD.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                       84-1010417
         --------                                       ----------
(State of Organization)                        (IRS Employer Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309                          (303) 792-3111
- ---------------------------------------------                          --------------
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

         Yes  x                                                No
             ---                                                  ---

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

                    DOCUMENTS INCORPORATED BY REFERENCE: None

(21637)

                                     PART I.

                                ITEM 1. BUSINESS

         THE PARTNERSHIP. Jones Cable Income Fund 1-B, Ltd. (the "Partnership") is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Jones Cable Income Fund 1 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"). Jones Cable Income Fund 1-A, Ltd. and Jones Cable Income Fund 1-C, Ltd. ("Fund 1-C") are the other partnerships that were formed pursuant to the Program. The Partnership and Fund 1-C formed a general partnership known as Jones Cable Income Fund 1-B/C Venture (the "Venture") in which the Partnership owns a 40 percent interest and Fund 1-C owns a 60 percent interest. The Partnership and the Venture were formed for the purpose of acquiring and operating cable television systems

         Since the sale of the cable television system serving Orangeburg, South Carolina (the "Orangeburg System") as described below, the Partnership does not directly own any cable television systems. The Partnership's only asset is its 40 percent interest in the Venture. The Venture owns the cable television systems serving the communities of Brighton and Broomfield and portions of Boulder County, Colorado (the "Brighton/Broomfield System"), Clearlake Oaks, California (the "Clearlake Oaks System"), Canyonville, Myrtle Creek, Riddle and Winston, Oregon (the "Myrtle Creek System"), South Sioux City, Nebraska (the "South Sioux City System") and Three Rivers, Schoolcraft/Vicksburg, Constantine/White Pigeon, Dowagiac, Watervliet and Vandalia, Michigan (the "Southwestern Michigan System"). The Brighton/Broomfield System, Clearlake Oaks System, Myrtle Creek System, South Sioux City System and the Southwestern Michigan System may hereinafter collectively be referred to as the "Systems."

         One of the primary objectives of the Partnership is to provide quarterly cash distributions to its partners. Such cash returns are primarily from cash generated through the operating activities of the Partnership and from the distributions made to the Partnership from the Venture. The distribution declared for the year ended December 31, 1995 was $1,010,100. Distributions were not declared in 1994 due to the Partnership's need to use cash generated from operations to fund capital expenditures. As a result of the sale of the Orangeburg System, the Partnership's quarterly cash distributions will be limited to distributions received by the Partnership from the Venture. The Venture is not making distributions currently and does not anticipate the resumption of distributions in the near term. The timing and level of future distributions, if any, will be determined on a quarter-by-quarter basis. As described below, the limited partners will receive a distribution of a portion of the net proceeds from the Orangeburg System sale in April 1996.

         DISPOSITION OF CABLE TELEVISION SYSTEM. On February 28, 1996, the Partnership sold the Orangeburg System to Jones Cable Holdings, Inc., a wholly owned subsidiary of the General Partner, for a sales price of $18,347,667, subject to normal working capital closing adjustments of approximately $376,000, which were deducted from the sale proceeds. The sales price was the average of three separate, independent appraisals of the fair market value of the Orangeburg System. Proceeds from the sale of the Orangeburg System were used to repay Partnership debt of approximately $6,866,000, and the remaining $11,105,000 will be distributed to limited partners in April 1996 pursuant to the partnership agreement. The distribution of $11,105,000 represents a return to each limited partner of $265 per $1,000 invested in the Partnership. This amount is in addition to the $328 per $1,000 invested in the Partnership already returned to the limited partners through prior distributions. The Partnership will retain its interest in the Venture. No vote of the limited partners of the Partnership was required in connection with this transaction because the assets of the Orangeburg System did not constitute all or substantially all of the Partnership's assets.

         On February 29, 1996, Jones Cable Holdings, Inc., pursuant to an asset exchange agreement (the "TWEAN Exchange Agreement") with Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN"), an unaffiliated cable television system operator, conveyed to TWEAN the Orangeburg System along with certain other properties and cash in the amount of $3,500,000, subject to normal working capital closing adjustments. In return, Jones Cable Holdings, Inc. received from TWEAN the cable television systems serving Andrews Air Force Base, Capitol Heights, Cheltenham, District Heights, Fairmount Heights, Forest Heights,

Morningside, Seat Pleasant, Upper Marlboro, and portions of Prince George's County, all in Maryland, and portions of Fairfax County, Virginia.

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

         REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Systems. At December 31, 1995, the Systems' monthly basic service rates ranged from $5.00 to $16.50, monthly basic and tier ("basic plus") service rates ranged from $15.25 to $23.14 and monthly premium services ranged from $4.00 to $12.95 per premium service. In addition, the Venture earns revenues from the Systems' pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $5.00 to $40.00; however, from time to time the Systems have followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1995, of the total fees received by the Systems, basic service and tier service fees accounted for approximately 69% of total revenues, premium service fees accounted for approximately 17% of total revenues, pay-per-view fees were approximately 2% of total revenues, advertising fees were approximately 3% of total revenues and the remaining 9% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Venture is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Systems.

         FRANCHISES. The Systems are constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction, conditions of service, including the number of channels, types of programming and the provision of free service to schools and certain other public institutions, and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation.

         The Venture holds 55 franchises relating to the Systems. These franchises provide for the payment of fees to the issuing authorities and generally range from 3% to 5% of the gross revenues of a cable television system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

         The Venture has never had a franchise revoked. The Venture's franchise expiration dates range from April 1996 to August 2014. The Venture is currently negotiating the renewal of the 2 franchises that will expire prior to December 31, 1996, and the General Partner has no reason to believe that such franchises will not be renewed in due course. The General Partner recently has experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals. Some of the issues involved in recent renewal negotiations include rate regulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements.

         COMPETITION. Cable television systems currently experience competition from several sources. A potential source of significant competition is Direct Broadcast Satellite ("DBS") services that use video compression technology to increase channel capacity and provide packages of movies, network and other program services that are competitive with those of cable television systems. Two companies offering DBS services began operations in 1994, and two other companies offering DBS service recently began operations. In addition, a joint venture has won the right to provide a DBS service through a FCC spectrum auction. Not all subscribers terminate cable television service upon acquiring a DBS system. The General Partner has observed that a number of DBS subscribers also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local video services programming not available through DBS service.

         Although neither the Venture nor the General Partner has yet encountered competition from a telephone company providing video services as a cable operator or video dialtone operator, it is anticipated that the cable television systems owned or managed by the General Partner will face such competition in the near future. Legislation recently enacted into law will make it possible for companies with considerable resources to enter the business. For example, in February 1996, one of the regional Bell operating companies entered into an agreement to acquire the nation's third largest cable television company. In addition, several telephone companies have begun seeking cable television franchises from local governmental authorities as a consequence of litigation that successfully challenged the constitutionality of the cable television/telephone company cross-ownership rules. The General Partner cannot predict at this time when and to what extent telephone companies will provide cable television service within service areas in competition with cable television systems owned or managed by the General Partner.

         The General Partner is aware of the following imminent competition from telephone companies: Ameritech, one of the seven regional Bell operating companies, which provides telephone service in a multi-state region including Illinois, has just obtained a franchise that will allow it to provide cable television service in Naperville, Illinois, a community currently served by a cable system owned by another one of the public limited partnerships managed by the General Partner. Chesapeake and Potomac Telephone Company of Virginia and Bell Atlantic Video Service Company, both subsidiaries of Bell Atlantic, another of the regional Bell operating companies, have announced their intention to build a cable television system in Alexandria, Virginia in competition with a cable television system owned by the General Partner. Bell Atlantic is preparing for the operation of a telecommunications and video business in northern Virginia, including the Alexandria metropolitan area. The FCC has granted GTE Virginia's application for authority to construct, operate, own and maintain video dialtone facilities in northern Virginia, including in the service area of a cable television system owned by the General Partner. To date, GTE has not begun construction of a video distribution system. The entry of telephone companies as direct competitors could adversely affect the profitability and market value of the General Partner's owned and managed systems.

         Additional competition is present from several sources, including the following: Master Antenna Television and Satellite Master Antenna Television systems that serve multi-unit dwellings such as condominiums, apartment complexes, motels, hotels and private residential communities; private cable television/telephonic companies that have secured exclusive contracts to provide video and telephony services to multi-unit dwellings and similar complexes; and multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable which generally focus on providing service to residents of rural areas. In addition, the FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS") that would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. Several cable television multiple system operators hold or have requested experimental licenses from the FCC to test PCS technology.

         REGULATION AND LEGISLATION. The cable industry is regulated under the Telecommunications Act of 1996 (the "1996 Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the regulations implementing these statutes. The Federal Communications Commission (the "FCC") has promulgated regulations covering such areas as the registration of cable television systems and other communications businesses, carriage of television broadcast programming, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, the regulation of basic cable and cable programming service rates in areas where cable television systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. In addition, cable operators periodically are required to file various informational reports with the FCC. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. State or local franchising authorities, as applicable, also have the right to enforce various regulations, impose fines or sanctions, issue orders or seek revocation subject to the limitations imposed upon such franchising authorities by federal, state and local laws and regulations. Several states have assumed regulatory jurisdiction of the cable television industry, and it is anticipated that other states will do so in the future. To the extent the cable television industry begins providing telephone service, additional state regulations will be applied to the cable television industry. Cable television operations are subject to local regulation insofar as systems operate under franchises granted by local authorities.

         The following is a summary of federal laws and regulations materially affecting the cable television industry, and a description of state and local laws with which the cable industry must comply.

         Telecommunications Act of 1996. The 1996 Act, which became law on February 28, 1996, substantially revised the Communications Act of 1934, as amended, including the 1984 Cable Act and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

         Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators effective March 31, 1999 and the cable programming service tier of small cable operators (those that provide service to 50,000 or fewer subscribers) effective immediately. The 1996 Act also revised the procedures for filing a cable programming service tier rate complaint and adds a new effective competition test.

         The most far-reaching changes in the communications business will result from the telephony provisions of the 1996 Act. The statute expressly preempts any legal barriers to competition in the local telephone business that previously existed in state and local laws and regulations. Many of these barriers had been lifted by state actions over the last few years, but the 1996 Act completes the task. The 1996 Act also establishes new requirements for maintaining and enhancing universal telephone service and new obligations for telecommunications providers to maintain privacy of customer information. The 1996 Act establishes uniform requirements and standards for entry, competitive carrier interconnection and unbundling of LEC monopoly services.

         The 1996 Act repealed the cable television/telephone cross-ownership ban adopted in the 1984 Cable Act. The federal cross-ownership ban was particularly important to the cable industry because telephone companies already own certain facilities such as poles, ducts and associated rights of way. While this ban had been overturned by several courts, formal removal of the ban ended the last legal constraints on telephone company plans to enter the cable market. Under the 1996 Act, telephone companies in their capacity as common carriers now may lease capacity to others to provide cable television service. Telephone companies have the option of providing video service as cable operators or through "open video systems" ("OVS"), a regulatory regime that may provide more flexibility than traditional cable service. The 1996 Act exempts OVS operators from many of the regulatory obligations that currently apply to cable operators, such as rate regulation and franchise fees, although other requirements are still applicable. OVS operators, although not subject to franchise fees as defined by the 1992 Cable Act, are subject to fees charged by local franchising authorities or other governmental entities in lieu of franchise fees. (Under certain circumstances, cable operators also will be able to offer service through open video systems.) In addition, the 1996 Act eliminated the requirement that telephone companies file Section 214 applications (applications to provide video dialtone services) with the FCC before providing video service. This limits the opportunity of cable operators to mount challenges at the FCC regarding telephone company entry into the video market. The 1996 Act also contains restrictions on buying out incumbent cable operators in a telephone company's service area, especially in suburban and urban markets.

         Other parts of the 1996 Act also will affect cable operators. Under the 1996 Act, the FCC is required to revise the current pole attachment rate formula. This revision will result in an increase in the rates paid by entities, including cable operators, that provide telecommunication services. The rates will be phased in after a five-year period. (Cable operators that provide only cable services will be unaffected.) Under the V-chip provisions of the 1996 Act, cable operators and other video providers are required to pass along any program rating information that programmers include in video signals. Cable operators also are subject to new scrambling requirements for sexually explicit programming, and cable operators that provide Internet access or other online services are subject to the new indecency limitations for computer services. In addition, cable operators that provide Internet access or other online services are subject to the new indecency limitations for computer services, although these provisions already have been challenged in court, and the courts have preliminarily enjoined the enforcement of these content-based provisions.

         Under the 1996 Act, a franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal or transfer of a cable franchise, and franchising authorities are preempted from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services. The 1996 Act also repealed the 1992 Cable Act's anti-trafficking provision, which generally required the holding of cable television systems for three years.

         It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership in particular. The FCC shortly will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership.

         Cable Television Consumer Protection and Competition Act of 1992. The 1992 Cable Act, which became effective on December 4, 1992, caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally mandated a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by the General Partner, became subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allowed the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the General Partner on behalf of the Partnership reduced rates charged for certain regulated services in the Partnership's cable systems effective September 1, 1993. These reductions resulted in some decrease in Partnership revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations generally required rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. Further rate reductions for cable systems whose rates are below the revised benchmark levels, as well as reductions that would require operators to reduce rates below benchmark levels in order to achieve a 17 percent rate reduction, were held in abeyance pending completion of cable system cost studies. The FCC recently requested some of these "low price" systems to complete cost study questionnaires. After review of these questionnaires, the FCC could decide to permanently defer any further rate reductions, or require the additional 7 percent rate roll back for some or all of these systems. The FCC has also adopted its proposed upgrade methodology by which operators would be permitted to recover the costs of upgrading their plant.

         After analyzing the effects of the two methods of rate regulation, the Venture elected to file cost-of-service showings for its Brighton/Broomfield System, Myrtle Creek System, South Sioux City System and Southwestern Michigan System. The General Partner thus anticipates no further reduction in revenues or operating income before depreciation and amortization in these systems resulting from the FCC's rate regulations. At this time, however, the regulatory authorities have not approved the cost-of-service showings, and there can be no assurance that the Venture's cost-of-service showings will prevent further rate reductions in these systems until such final approval is received. The Venture complied with the new benchmark regulations and further reduced rates in its Clearlake Oaks System in July 1994.

         On November 10, 1994, the FCC also announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, cable system operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Operators electing to use the 20 cent per channel adjustment may not also take a
7.5 percent mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC has requested further comment as to whether cable operators should continue to receive the 7.5 percent mark-up on increases in license fees on existing programming services.

         The FCC also announced that it will permit operators to offer a "new product tier" ("NPT"). Operators will be able to price the NPT as they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and operators do not remove programming services from existing tiers and offer them on the NPT.

         In September 1995, the FCC authorized a new, alternative method of implementing rate adjustments which will allow cable operators to increase rates for programming annually on the basis of projected increases in external costs (inflation, costs for programming, franchise-related obligations and changes in the number of regulated channels) rather than on the basis of cost increases incurred in the preceding calendar quarter. Operators that elect not to recover all of their accrued external costs and inflation pass-throughs each year may recover them (with interest) in subsequent years.

         In December 1995, the FCC adopted final cost-of-service rate regulations requiring, among other things, cable operators to exclude 34 percent of system acquisition costs related to intangible and tangible assets used to provide regulated services. The FCC also reaffirmed the industry-wide 11.25 percent after tax rate of return on an operator's allowable rate base, but initiated a further rulemaking in which it proposes to use an operator's actual debt cost and capital structure to determine an operator's cost of capital or rate of return. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services are indexed for inflation, and operators are permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         The United States Court of Appeals for the District of Columbia Circuit recently upheld the FCC's rate regulations implemented pursuant to the 1992 Cable Act, but ruled that the FCC impermissibly failed to permit cable operators to adjust rates for certain cost increases incurred during the period between the date the 1992 Cable Act was passed through the initial date of rate regulation. The FCC has not yet implemented the court's ruling.

         There have been several lawsuits filed by cable operators and programmers in federal court challenging various aspects of the 1992 Cable Act including its provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. On December 12, 1995, the three-judge federal district court again upheld the must-carry rules' validity. This decision has been appealed to the United States Supreme Court.

         In 1993, a federal district court upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional and these decisions have been appealed. The FCC's regulations relating to the carriage of indecent programming, which were recently upheld by the United States Court of Appeals for the District of Columbia, have been appealed to the United States Supreme Court.

         Franchising. The responsibility for franchising or other authorization of cable television systems is left to state and local authorities. There are, however, several provisions in the 1984 Cable Act that govern the terms and conditions under which cable television systems provide service. These include uniform standards and policies that are applicable to cable television operators seeking renewal of a cable television franchise. The procedures established provide for a formal renewal process should the franchising authority and the cable television operator decline to use an informal procedure. A franchising authority unable to make a preliminary determination to renew a franchise is required to hold a hearing in which the operator has the right to participate. In the event a determination is made not to renew the franchise at the conclusion of the hearing, the franchising authority must provide the operator with a written decision stating the specific reasons for non-renewal. Generally, the franchising authority can finally decide not to renew a franchise only if it finds that the cable operator has not substantially complied with the material terms of the present franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal or technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court.

         A provision of the 1996 Act preempts franchising authorities from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services. A franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal or transfer of a cable franchise.

         GENERAL. The Venture's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Venture's business. Each of the Systems has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Systems is not significant. The General Partner's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

         The Venture does not depend to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. The Partnership has no employees because all properties are managed by employees of the General Partner. The General Partner has engaged in research and development activities relating to the provision of new services but the amount of the Venture's funds expended for such research and development has never been material.

         Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Venture.


                               ITEM 2. PROPERTIES

         The cable television systems owned by the Venture are described below:

                         SYSTEM                      ACQUISITION DATE
                         ------                      ----------------
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

         The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the Systems. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1995, the Brighton/Broomfield System operated cable plant passing approximately 23,900 homes, representing an approximate 62% penetration rate, the Clearlake Oaks System operated cable plant passing approximately 25,600 homes, representing an approximate 71% penetration rate, the South Sioux City System operated cable plant passing approximately 8,900 homes, representing an approximate 66% penetration rate, the Myrtle Creek System operated cable plant passing approximately 9,100 homes, representing an approximate 71% penetration rate, and the Southwestern Michigan System operated cable plant passing approximately 26,600 homes, representing an approximate 62% penetration rate.. Figures for numbers of subscribers and homes passed are compiled from the General Partner's records and may be subject to adjustments.

                                                                       At December 31,
                                                     --------------------------------------------------
Brighton/Broomfield System                            1995                  1994                  1993
- --------------------------                            ----                  ----                  ----
Monthly basic plus service rate                      $23.14                $22.39                $22.39
Basic subscribers                                    18,131                17,345                16,357
Pay units                                            18,862                18,106                17,973


CLEARLAKE OAKS SYSTEM                                                  At December 31,
- ---------------------                                --------------------------------------------------
                                                      1995                  1994                  1993
                                                      ----                  ----                  ----
Monthly basic plus service rate                      $21.30                $20.05                $20.73
Basic subscribers                                    17,446                17,267                15,566
Pay units                                             6,291                 5,859                 5,376


                                                                       At December 31,
                                                     --------------------------------------------------
MYRTLE CREEK SYSTEM                                   1995                  1994                  1993
- -------------------                                   ----                  ----                  ----
Monthly basic plus service rate                      $21.23                $18.93                $19.55
Basic subscribers                                     6,500                 6,293                 6,034
Pay units                                             3,966                 4,014                 3,314


SOUTH SIOUX CITY SYSTEM                                                At December 31,
- -----------------------                              --------------------------------------------------
                                                      1995                  1994                  1993
                                                      ----                  ----                  ----
Monthly basic plus service rate                      $22.06                $21.56                $20.87
Basic subscribers                                     5,944                 5,730                 5,392
Pay units                                             4,028                 3,699                 3,555


SOUTHWESTERN MICHIGAN SYSTEM                                           At December 31,
- ----------------------------                         --------------------------------------------------
                                                      1995                  1994                  1993
                                                      ----                  ----                  ----
Monthly basic plus service rate                      $22.75                $21.69                $21.69
Basic subscribers                                    16,717                15,832                15,087
Pay units                                            11,098                10,328                 9,053



                            ITEM 3. LEGAL PROCEEDINGS

         None.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II.

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS

         While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of February 15, 1996, the number of equity security holders in the Partnership was 4,471.

Item 6.  Selected Financial Data

                                                                         For the Year Ended December 31,
                                         -------------------------------------------------------------------------------

Jones Cable Income Fund 1-B, Ltd.            1995             1994             1993             1992             1991
- ---------------------------------        ------------     ------------     -----------       -----------     ------------
Revenues                                 $ 4,920,983      $ 4,484,892      $ 4,341,380        $ 4,163,690    $ 3,889,600
Depreciation and Amortization              1,335,945        1,367,809        1,691,043          1,931,255      1,824,402
Operating Income (Loss)                       36,281         (184,959)        (446,056)          (696,084)      (498,040)
Equity in net loss of cable television
  joint venture                           (1,738,404)      (1,949,794)      (1,753,583)        (1,639,873)    (1,927,535)
Net Loss                                  (2,224,727)      (2,592,181)      (2,623,378)        (3,032,014)    (3,075,861)
Net Loss per Limited Partnership Unit         (26.26)          (30.59)          (30.96)            (35.78)        (36.30)
Distributions per Limited Partnership Unit       -               -               20.48              19.39          18.86
Weighted Average Number of
  Limited Partnership Units Outstanding       83,884           83,884           83,884             83,884         83,884
General Partner's Deficit                   (309,119)        (276,772)        (250,850)          (207,264)      (160,516)
Limited Partners' Capital                  2,760,075        5,962,555        8,528,814         12,843,958     17,472,152
Total Assets                               9,994,303       11,874,378       14,590,808         19,020,685     22,831,585
Debt                                       6,866,146        3,544,000        3,547,767          3,525,945      3,539,282
General Partner Advances                         -          2,162,870        1,944,230          1,994,401      1,268,955


                                                                       For the Year Ended December 31,
                                         -------------------------------------------------------------------------------

Jones Cable Income Fund 1-B/C Venture         1995             1994             1993             1992             1991
- ---------------------------------        ------------     ------------     -----------       -----------     ------------
Revenues                                 $22,867,228      $21,121,787      $20,350,776       $18,848,345      $17,065,348
Depreciation and Amortization              8,951,345        8,632,481        8,787,240         9,131,442        8,666,224
Operating Loss                            (1,244,929)      (2,243,001)      (2,397,832)       (2,216,442)      (2,513,496)
Net Loss                                  (4,371,145)      (4,902,676)      (4,409,310)       (4,123,392)      (4,846,706)
Partner's Capital                          5,915,001       10,286,146       15,188,822        23,918,132       32,131,524
Total Assets                              50,844,037       54,545,774       58,148,834        62,614,638       67,366,941
Debt                                      43,104,090       42,383,339       36,298,318        35,635,061       32,335,496
Advances from Jones Intercable, Inc.         109,893           66,224        4,068,472           602,765          585,943

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


                       JONES CABLE INCOME FUND 1-B, LTD.

RESULTS OF OPERATIONS

1995 Compared to 1994-

         Revenues of Jones Cable Income Fund 1-B, Ltd. (the "Partnership") increased $436,091, or approximately 10 percent, to $4,920,983 in 1995 from $4,484,892 in 1994. The increase in revenues was primarily the result of increases in the number of subscribers combined with basic service rate adjustments in the Partnership's Orangeburg, South Carolina cable television system (the "Orangeburg System"). The number of basic subscribers totaled 12,530 at December 31, 1995 compared to 11,935 at December 31, 1994, an increase of 595 subscribers. The increase in the number of subscribers accounted for approximately 27 percent of the increase in revenues and the basic service rate adjustments accounted for approximately 20 percent of the increase in revenues. An increase in premium subscriptions accounted for approximately 20 percent of the increase in revenues. No other factor significantly affected the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $221,006, or approximately 8 percent, to $2,941,756 in 1995 from $2,720,750 in 1994. Operating expenses represented 60 percent of revenue in 1995, compared to 61 percent in 1994. The increase in operating expenses was due primarily to increases in programming fees. No other factor significantly affected the increase in operating expenses.

         Management fees and allocated overhead from the General Partner increased $34,709, or approximately 6 percent, to $607,001 in 1995 from $572,292 in 1994. This increase was due to the increase in revenues, upon which such fees and allocations are based, and an increase in expenses allocated from the General Partner.

         Depreciation and amortization expense decreased $40,864, or approximately 3 percent, to $1,335,945 in 1995 from $1,376,809 in 1994. This decrease was due to the maturation of the intangible asset base.

         The Partnership recorded operating income of $36,281 in 1995 compared to an operating loss of $184,959 in 1994. This change in operating income was due to the increase in revenues and decrease in depreciation and amortization exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $180,376, or approximately 15 percent, to $1,372,226 in 1995 from $1,191,850 in 1994, due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Interest expense increased $132,467, or approximately 34 percent, to $524,050 in 1995 from $391,583 in 1994 due to higher outstanding balances on interest bearing obligations.

         Loss before equity in net loss of cable television joint venture decreased $156,064, or approximately 24 percent, to $486,323 in 1995 from $642,387 in 1994. This decrease was due to the factors discussed above.

         In addition to the Orangeburg System, which was directly owned by the Partnership in 1995, the Partnership owns a 40 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). The Partnership's share of the Venture's loss decreased to $1,738,404 in 1995 from $1,949,794 in 1994. The Venture's operations are significant to the

Partnership and should be reviewed in conjunction with this analysis. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for the Venture for details pertaining to the Venture's operations.

1994 Compared to 1993-

         Revenues of the Partnership's Orangeburg System increased $143,512, or approximately 3 percent, to $4,484,892 in 1994 from $4,341,380 in 1993. During 1994, the Orangeburg System added 472 basic subscribers, an increase of 4 percent. Such expansion of the subscriber base was primarily responsible for the increase in revenues. The increase in revenue would have been greater but for the reduction in certain rates charged due to basic rate regulations issued by the FCC in April 1993 with which the Partnership complied effective September 1993. No other individual factor significantly affected the increase in revenues.

         Operating expenses increased $170,728 or approximately 7 percent, to $2,720,750 in 1994 from $2,550,022 in 1993. Operating expenses consumed 61 percent of revenue in 1994 compared to 59 percent in 1993. The increase in operating expenses was due primarily to increases in programming fees. No other factor significantly affected the increase in operating expenses.

         Management fees and allocated overhead from the General Partner increased $25,921, or approximately 5 percent, to $572,292 in 1994 from $546,371 in 1993. This increase was due to the increase in revenues, upon which such fees and allocations are based, and an increase in expenses allocated from the General Partner during 1994.

         Depreciation and amortization decreased $314,234, or approximately 19 percent, to $1,376,809 in 1994 from $1,691,043 in 1993. This decrease was due to a reduction in amortization expense, due to the maturation of the Partnership's intangible asset base and was offset, in part by an increase in depreciation expense due to capital additions in 1993 and 1994.

         Operating loss decreased $261,097, or approximately 59 percent, to $184,959 in 1994 from $446,056 in 1993. This decrease was due to the increase in revenues and the decreases in depreciation and amortization exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Operating income before depreciation and amortization decreased $53,137, or approximately 4 percent, to $1,191,850 in 1994 from $1,244,987 in
1993, due to the increase in revenues exceeding the increases in operating expenses, management fees and allocated overhead from the General Partner.

         Interest expense increased $15,359, or approximately 4 percent, to $391,583 in 1994 from $376,224 in 1993 due to higher effective rates on interest bearing obligations.

         Loss before equity in net loss of cable television joint venture decreased $227,408, or approximately 26 percent, to $642,387 in 1994 from $869,795 in 1993. This decrease was due to the factors discussed above.

FINANCIAL CONDITION

         On August 11, 1995, the Partnership entered into a purchase and sale agreement pursuant to which it agreed to sell the Orangeburg System to the General Partner for a sales price of $18,347,667, subject to working capital adjustments of $376,646, which were deducted from the sale proceeds. The General Partner assigned its rights and obligations under the purchase and sale agreement to Jones Cable Holdings, Inc., a wholly owned subsidiary of the General Partner. Closing of the sale occurred on February 28, 1996. The sales price represented the average of three separate, independent appraisals of the Orangeburg System. The Partnership used the net sales proceeds to pay all of its indebtedness, which totaled approximately $6,866,000, and the Partnership will distribute the remaining net sales proceeds, which totaled approximately $11,105,000, to its limited partners pursuant to the terms of the Partnership's partnership agreement in April 1996. This distribution will represent a return to each limited partner of approximately $132 per unit, or approximately $265 for each $1,000 invested in the Partnership. This amount is in addition to the $328 per $1,000 invested in the Partnership already returned to the limited partners through prior distributions. The Partnership will retain its interest in the Venture. No vote of the limited partners of the Partnership was required in connection with this transaction because the assets of the Orangeburg System did not constitute all or substantially all of the Partnership's assets.

         During 1995, the Partnership generated cash from operating activities totaling $660,776, which was available to fund distributions and the capital requirements of the Partnership. The Partnership expended approximately $1,133,000 for capital improvements within the Partnership's Orangeburg System during 1995. Approximately 34 percent of these expenditures related to construction of cable television plant. Approximately 23 percent of these expenditures related to the service drops to homes and approximately 15 percent of these expenditures related to the purchase of converters. The remainder of the expenditures were for various enhancements in the Orangeburg System. These expenditures were funded by cash generated from operations and advances from the General Partner.

         In January 1995, the General Partner completed negotiations for a new revolving credit facility with a maximum amount available of $8,500,000. The Partnership borrowed $5,800,000 to repay the then-outstanding balance of $3,500,000 under the Partnership's prior credit facility and to repay the General Partner its advances. At December 31, 1995, $6,800,000 was outstanding. As discussed above, on February 28, 1996, the Partnership sold its Orangeburg System and used a portion of the net sales proceeds to repay the then outstanding debt balance. The effective interest rates on outstanding obligations were 7.56 percent and 8.63 percent, respectively, at December 31, 1995 and 1994. As of March 1996, the Partnership had no debt outstanding, and it is unlikely that the Partnership will incur any significant debt in the future.

         One of the primary objectives of the Partnership is to provide quarterly cash distributions to the partners. Such cash returns are primarily from cash generated through the operating activities of the Partnership and from the distributions made to the Partnership from the Venture. Distributions declared for the years ended December 31, 1995 and 1993 were $1,010,100 and $1,735,352, respectively. Distributions were not declared in 1994 due to the Partnership's need to use cash generated from operations to fund capital expenditures. As a result of the sale of the Orangeburg System, Partnership quarterly cash distributions will be limited to distributions received by the Partnership from the Venture. The Venture is not making distributions currently and does not anticipate the resumption of distributions in the near term. The timing and level of future distributions, if any, will be determined on a quarter-by-quarter basis. As described above, the limited partners will receive a distribution of a portion of the net sales proceeds from the Orangeburg System sale of approximately $11,105,000 in April 1996.

                     JONES CABLE INCOME FUND 1-B/C VENTURE


RESULTS OF OPERATIONS

1995 Compared to 1994-

         Revenues of Jones Cable Income Fund 1-B/C Venture (the "Venture") increased $1,745,441, or approximately 8 percent, to $22,867,228 in 1995 from $21,121,787 in 1994. An increase in subscribers accounted for approximately 39 percent of the increase in revenues. The number of basic subscribers totaled 64,738 at December 31, 1995, compared to 62,467 at December 31, 1994, an increase of 2,271, or approximately 4 percent. Basic service rate adjustments accounted for approximately 35 percent of the increase in revenues. No other individual factor contributed significantly to the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $332,399, or approximately 3 percent, to $12,349,907 in 1995 from $12,017,508 in 1994. Operating expenses represented 54 percent of revenue in 1995 compared to 57 percent in 1994. The increase in operating expenses were due primarily to increases in programming fees. No other individual factor was significant to the increase in operating expenses.

         Management fees and allocated overhead from the General Partner increased $96,106, or approximately 4 percent, to $2,810,905 in 1995 from $2,714,799 in 1994, due primarily to the increase in revenues, upon which such fees and allocations are based, and an increase in expenses allocated from the General Partner.

         Depreciation and amortization expense increased $318,864, or approximately 4 percent, to $8,951,345 in 1995 from $8,632,481 in 1994. This increase is due to capital additions in the Venture's cable television systems in 1995.

         Operating loss decreased $998,072, or approximately 45 percent, to $1,244,929 in 1995 from $2,243,001 in 1994. This decrease is a result of the increase in revenues exceeding the increases in operating expenses, depreciation and amortization and management fees and allocated overhead from the General Partner.

         The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $1,316,936 or approximately 21 percent, to $7,706,416 in 1995 from $6,389,480 in 1994. This increase was the result of the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Interest expense increased $629,946, or approximately 23 percent, to $3,391,355 in 1995 from $2,761,409 in 1994. This increase was due to higher outstanding balances on interest bearing obligations.

         Net loss decreased $531,531, or approximately 11 percent, to $4,371,145 in 1995 from $4,902,676 in 1994. These losses were due to the factors discussed above and are expected to continue in the future.

1994 Compared to 1993-

         Revenues of the Venture increased $771,011, or approximately 4 percent, to $21,121,787 in 1994 from $20,350,776 in 1993. An increase in subscribers accounted for approximately 41 percent of the increase in revenues. Increases in premium service revenue and advertising sales revenue accounted for approximately 28 percent and 26 percent, respectively, of the increase in revenues. The increase in revenues would have been greater but for the reduction in certain rates charged due to basic rate regulations issued by the FCC in April 1993 with which the Venture complied effective September 1, 1993.

         Operating expenses increased $645,813, or approximately 6 percent, to $12,017,508 in 1994 from $11,371,695 in 1993. Operating expenses represented 57 percent of revenue in 1994 compared to 56 percent in 1993. The increase in operating expense was due to increases in programming fees, personnel related costs, and advertising sales costs. No other individual factor was significant to the increase in operating expenses.

         Management fees and allocated overhead from Jones Intercable, Inc. increased $125,126, or approximately 5 percent, to $2,714,799 in 1994 from $2,589,673 in 1993, due primarily to the increase in revenues, upon which such fees and allocations are calculated, and an increase in expenses allocated from Jones Intercable, Inc. The General Partner experienced increases in expenses in 1994, including personnel costs and reregulation costs, a portion of which are allocated to the Venture.

         Depreciation and amortization expense decreased $154,759, or approximately 2 percent, to $8,632,481 in 1994 from $8,787,240 in 1993. This decrease was due to the maturation of the Venture's depreciable asset base.

         Operating loss decreased $154,831, or approximately 7 percent, to $2,243,001 in 1994 from $2,397,832 in 1993. This decrease was a result of the increase in revenues and the decrease in depreciation and amortization exceeding the increase in operating expenses and management fees and allocated overhead from Jones Intercable, Inc.

         Operating income before depreciation and amortization increased less than 1 percent, to $6,389,480 in 1994 from $6,389,408 in 1993, as the increase in revenues were offset by the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Interest expense increased $745,019, or approximately 37 percent, to $2,761,409 in 1994 from $2,016,390 in 1993. This increase was due to higher effective interest rates on interest bearing obligations.

         Net loss increased $434,366, or approximately 11 percent, to $4,902,676 in 1994 from $4,409,310 in 1993. These losses were due to the factors discussed above.

FINANCIAL CONDITION

         For the year ended December 31, 1995, the Venture generated net cash from operating activities totaling $4,363,406, which is available to fund capital expenditures and non-operating costs. During 1995, capital improvements within the Venture's operating systems totaled approximately $4,500,000. Approximately 36 percent were for the construction of service drops to subscribers' homes. Approximately 14 percent of these expenditures were for the construction of new cable plant. Approximately 12 percent were for pay equipment in the Venture's cable television systems. The remainder of these expenditures related to various system enhancements and improvements in all of the Venture's systems. Funding for these expenditures was provided by cash generated from operations and borrowings under the Venture's credit facility. Anticipated capital expenditures for 1996 are approximately $4,500,000. Construction of service drops to homes and the construction of new cable plant will account for approximately 39 percent and 17 percent, respectively, of the anticipated expenditures. The remainder of the expenditures will relate to other various enhancements in all of the Venture's systems. Funding for these expenditures is expected to come from cash generated from operations and available borrowings under the Venture's credit facility.

         At December 31, 1995, the Venture's $45,000,000 credit facility had $42,700,000 outstanding, leaving $2,300,000 of available borrowings. The revolving credit facility matures on June 30, 1997, at which time the outstanding balance is payable in full. Interest on outstanding principal is calculated at the Venture's option of the Prime rate plus 1/2 percent or the London Interbank Offered Rate plus 1-1/2 percent. The effective interest rates on amounts outstanding as of December 31, 1995 and 1994 were 7.38 percent and
7.36 percent, respectively.

         One of the primary objectives of the Venture is to provide quarterly cash distributions to the Venture partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn seek to provide quarterly cash distributions to their partners. The Venture's credit facility has a maximum amount available of $45,000,000, of which $42,700,000 was outstanding on December 31, 1995. This limits the amount of borrowings available to the Venture to fund capital expenditures; therefore, the Venture used cash generated from operations to fund capital expenditures and did not declare any distributions in 1995 or 1994. During 1993, the Venture declared and paid distributions to the Venture partners totaling $4,320,000. Due to the borrowing limitations, the Venture will need to use cash generated from operations to fund capital expenditures and the Venture does not anticipate the resumption of distributions to the Venture partners in the near term. The timing and level of future distributions, if any, will be determined on a quarter-by-quarter basis.

         The General Partner believes that the Venture has sufficient sources of capital available from cash generated from operations and from borrowings available under its credit facility to meet its presently anticipated needs so long as the Venture does not resume cash distributions to the Venture partners.

REGULATION AND LEGISLATION

         The Venture has filed cost-of-service showings in response to rulemakings concerning the 1992 Cable Act for its Brighton, Broomfield and Boulder County, Colorado and Three Rivers and Watervliet, Michigan systems and thus anticipates no further reductions in rates in these systems. The cost-of-service showings have not yet received final approvals from regulatory authorities, however, and there can be no assurance that the Venture's cost-of-service showings will prevent further rate reductions in these systems until such final approvals are received.

         The Telecommunications Act of 1996 (the "1996 Act"), which became law on February 8, 1996, substantially revised the Communications Act of 1934, as amended, including the 1984 Cable Act and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

         Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators including the Venture effective March 31, 1999 and the cable programming service tier of "small" cable operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

         It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Venture in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Venture. See Item 1.

Item 8.  Financial Statements


                     JONES CABLE INCOME FUND 1-B, LTD. AND
                     JONES CABLE INCOME FUND 1-B/C VENTURE

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1995 AND 1994

                                     INDEX



                                                                                           Page
                                                                                           -----

                                                                                  1-B               1-B/C
                                                                                  ---               -----
Report of Independent Public Accountants                                           20                 31

Balance Sheets                                                                     21                 32

Statements of Operations                                                           23                 34

Statements of Partners' Capital (Deficit)                                          24                 35

Statements of Cash Flows                                                           25                 36

Notes to Financial Statements                                                      26                 37

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Jones Cable Income Fund 1-B, Ltd.:

         We have audited the accompanying balance sheets of JONES CABLE INCOME FUND 1-B, LTD. (a Colorado limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Cable Income Fund 1-B, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                        /s/ ARTHUR ANDERSEN LLP
                                        -----------------------
                                        ARTHUR ANDERSEN LLP


Denver, Colorado,
  March 8, 1996.

                       JONES CABLE INCOME FUND 1-B, LTD.
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                                                                               December 31,
                                                                                     -------------------------------

                 ASSETS                                                                   1995              1994
                                                                                     ------------       ------------
CASH                                                                                  $     54,135      $   116,839

RECEIVABLES:
  Trade receivables, less allowance for doubtful
    receivables of $17,594 and $14,323 at
    December 31, 1995 and 1994, respectively                                               247,500          167,587

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                                11,934,307       10,801,551
    Less- accumulated depreciation                                                      (5,878,915)      (4,948,058)
                                                                                       -----------      ----------

                                                                                         6,055,392        5,853,493

  Subscriber lists, net of accumulated amortization
    of $3,398,402 and $3,024,266 at December 31, 1995
    and 1994, respectively                                                               1,153,598        1,527,734
  Favorable leaseholds, net of accumulated amortization
    of $108,782 and $96,806 at December 31, 1995
    and 1994, respectively                                                                  48,918           60,894
  Costs in excess of interests in net assets
    purchased, net of accumulated amortization
    of $11,118 and $9,894 at December 31, 1995
    and 1994, respectively                                                                  37,782           39,006
  Investment in cable television joint venture                                           2,348,059        4,086,463
                                                                                      ------------      -----------

                 Total investment in cable television properties                         9,643,749       11,567,590

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                             48,919           22,362
                                                                                      ------------      -----------

                 Total assets                                                         $  9,994,303      $11,874,378
                                                                                      ============      ===========


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                       JONES CABLE INCOME FUND 1-B, LTD.
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                                                                              December 31,
                                                                                   ----------------------------------

         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                     1995                1994
                                                                                    -------------        ------------
LIABILITIES:
  Debt                                                                              $   6,866,146       $  3,544,000
  Accounts payable-
    Trade                                                                                   -                  5,046
    General Partner                                                                         -              2,162,870
  Accrued liabilities                                                                     389,119            433,865
  Accrued distribution to limited partners                                                250,000              -
  Subscriber prepayments                                                                   38,082             42,814
                                                                                     ------------       ------------

                 Total liabilities                                                      7,543,347          6,188,595
                                                                                     ------------       ------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                                     1,000              1,000
    Accumulated deficit                                                                  (199,900)          (177,653)
    Distributions                                                                        (110,219)          (100,119)
                                                                                    -------------       ------------

                                                                                         (309,119)          (276,772)
                                                                                    -------------       ------------

  Limited Partners-
    Net contributed capital (83,884 units outstanding
      at December 31, 1995 and 1994)                                                   34,449,671         34,449,671
    Accumulated deficit                                                               (19,671,890)       (17,469,410)
    Distributions                                                                     (12,017,706)       (11,017,706)
                                                                                     ------------        -----------

                                                                                        2,760,075          5,962,555
                                                                                     ------------        -----------

         Total liabilities and partners' capital (deficit)                           $  9,994,303       $ 11,874,378
                                                                                     ============        ===========


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                       JONES CABLE INCOME FUND 1-B, LTD.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                               Year Ended December 31,
                                                                ------------------------------------------------------

                                                                     1995               1994                 1993
                                                                ------------        ------------          ------------
REVENUES                                                        $ 4,920,983           $ 4,484,892          $ 4,341,380

COSTS AND EXPENSES:
  Operating expense                                               2,941,756             2,720,750            2,550,022
  Management fees and allocated overhead
    from General Partner                                            607,001               572,292              546,371
  Depreciation and amortization                                   1,335,945             1,376,809            1,691,043
                                                                 ----------            ----------           ----------

OPERATING INCOME (LOSS)                                              36,281              (184,959)            (446,056)
                                                                 ----------            ----------           ----------
OTHER INCOME (EXPENSE):
  Interest expense                                                 (524,050)             (391,583)            (376,224)
  Other, net                                                          1,446               (65,845)             (47,515)
                                                                 ----------            ----------           ----------
Total other income (expense)                                       (522,604)             (457,428)            (423,739)
                                                                 ----------            ----------           ----------
LOSS BEFORE EQUITY IN NET LOSS OF
   CABLE TELEVISION JOINT VENTURE                                  (486,323)             (642,387)            (869,795)

EQUITY IN NET LOSS OF CABLE
  TELEVISION JOINT VENTURE                                       (1,738,404)           (1,949,794)          (1,753,583)
                                                                 ----------            ----------           ----------
NET LOSS                                                        $(2,224,727)          $(2,592,181)         $(2,623,378)
                                                                 ==========            ==========           ==========

ALLOCATION OF NET LOSS:
  General Partner                                               $   (22,247)          $   (25,922)         $   (26,234)
                                                                ===========            ==========           ===========

  Limited Partners                                              $(2,202,480)          $(2,566,259)         $(2,597,144)
                                                                ===========           ===========           ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT                           $    (26.26)          $   (30 .59)         $    (30.96)
                                                                ===========           ===========           ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                      83,884                83,884               83,884
                                                                ===========           ===========           ==========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                       JONES CABLE INCOME FUND 1-B, LTD.
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                                                 Year Ended December 31,
                                                                    ------------------------------------------------

                                                                         1995             1994             1993
                                                                    --------------   --------------   --------------
GENERAL PARTNER:
  Balance, beginning of year                                       $  (276,772)      $  (250,850)     $  (207,264)
  Distributions                                                        (10,100)            -              (17,352)
  Net loss for year                                                    (22,247)          (25,922)         (26,234)
                                                                    ----------        ----------       ----------

  Balance, end of year                                             $  (309,119)      $  (276,772)     $  (250,850)
                                                                    ==========        ==========       ==========


LIMITED PARTNERS:
  Balance, beginning of year                                        $5,962,555       $ 8,528,814      $12,843,958
  Distributions                                                     (1,000,000)            -           (1,718,000)
  Net loss for year                                                 (2,202,480)       (2,566,259)      (2,597,144)
                                                                    ----------        ----------       ----------

  Balance, end of year                                             $ 2,760,075       $ 5,962,555      $ 8,528,814
                                                                    ==========        ==========       ==========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                       JONES CABLE INCOME FUND 1-B, LTD.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                  Year Ended December 31,
                                                                    ------------------------------------------------

                                                                         1995             1994             1993
                                                                    --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $(2,224,727)     $(2,592,181)      $(2,623,378)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                    1,335,945        1,376,809         1,691,043
      Equity in net loss of cable television joint venture             1,738,404        1,949,794         1,753,583
      Increase in trade receivables                                      (79,913)         (48,788)          (12,430)
      Decrease (increase) in deposits, prepaid expenses and              (54,409)         (17,083)           47,477
        deferred charges
      Increase (decrease) in trade accounts payable, accrued
        liabilities and subscriber prepayments                           (54,524)          90,378           (60,150)
                                                                      ----------       ----------       -----------

                 Net cash provided by operating activities               660,776          758,929           796,145
                                                                      ----------       ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                             (1,132,756)        (901,452)         (806,938)
  Distributions from cable television joint venture                       -                -              1,718,000
  Decrease in receivable from joint venture                               -               429,500            -
                                                                    ------------      -----------       -----------

                 Net cash provided by (used in)
                   investing activities                               (1,132,756)        (471,952)          911,062
                                                                      ----------       ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                             6,852,071           16,830            30,000
  Repayment of debt                                                   (3,529,925)         (20,597)           (8,178)
  Distributions to limited partners                                   (1,000,000)           -            (1,718,000)
  Increase (decrease) in accrued distributions to
    limited partners                                                     250,000         (429,500)             -
  Increase (decrease) in advances from General Partner                (2,162,870)         218,640           (50,171)
                                                                      ----------       ----------        ----------

                 Net cash provided by (used in)
                   financing activities                                  409,276         (214,627)       (1,746,349)
                                                                      ----------       ----------        ----------

Increase (decrease) in cash                                              (62,704)          72,350           (39,142)

Cash, beginning of year                                                  116,839           44,489            83,631
                                                                      ----------       ----------        ----------

Cash, end of year                                                   $     54,135      $   116,839       $    44,489
                                                                     ===========       ==========        ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                     $    463,280      $   360,569       $   396,938
                                                                     ===========       ==========        ==========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                       JONES CABLE INCOME FUND 1-B, LTD.
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

         Jones Cable Income Fund 1-B, Ltd. (the "Partnership"), a Colorado limited partnership, was formed on August 14, 1986, under a public program sponsored by Jones Intercable, Inc. ("Intercable"). The Partnership was formed to acquire, develop and operate cable television systems. Intercable is the "General Partner" and manager of the Partnership. The General Partner and its subsidiaries also own and operate cable television systems. In addition, Intercable manages cable television systems for other limited partnerships for which it is general partner and, also, for other affiliated entities.

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

         At December 31, 1995, the Partnership owned the Orangeburg System and a 40 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"), through a capital contribution made to the Venture in November 1987 of $24,220,000. The Venture acquired cable television systems in Colorado, Oregon and California on December 31, 1987 and in Colorado, Nebraska and Michigan during 1988. The Venture incurred losses of $4,371,145, $4,902,676 and $4,409,310 in 1995, 1994 and 1993, respectively, of which $1,738,404,
$1,949,794 and $1,753,583, respectively, were allocated to the Partnership.

         Cable Television System Sale

         On August 11, 1995, the Partnership entered into a purchase and sale agreement pursuant to which it agreed to sell the Orangeburg System to the General Partner for a sales price of $18,347,667, subject to working capital adjustments of $376,646, which were deducted from the sales proceeds. The General Partner assigned its rights and obligations under the purchase and sale agreement to Jones Cable Holdings, Inc., a wholly owned subsidiary of the General Partner. Closing of the sale occurred on February 28, 1996. The sales price represented the average of three separate, independent appraisals of the Orangeburg System. The Partnership used the net sales proceeds to pay all of its indebtedness and the Partnership will distribute the remaining net sales proceeds to its limited partners pursuant to the terms of the Partnership's partnership agreement in April 1996. This distribution will represent a return to each limited partner of approximately $132 per unit, or approximately $265 for each $1,000 invested in the Partnership. This amount is in addition to the $328 per $1,000 invested in the Partnership already returned to the limited partners through prior distributions. The Partnership will retain its interest in the Venture. No vote of the limited partners of the Partnership was required in connection with this transaction because the assets of the Orangeburg System did not constitute all or substantially all of the Partnership's assets.

The pro forma effect of the sale of the Orangeburg System on the results of the Partnership's operations for the years ended December 31, 1995 and 1994, assuming the transaction had occurred at the beginning of the year, is presented in the following unaudited tabulation:

                                                             For the Year Ended December 31, 1995
                                                             ------------------------------------

                                                                           Pro Forma
                                                          As Reported     Adjustments    Pro Forma
                                                          -----------     -----------    ---------
         Revenues                                         $ 4,920,983    $(4,920,983)    $       -
                                                          ===========    ===========     ===========

         Operating Income                                 $    36,281    $   (36,281)    $       -
                                                          ===========    ===========     ===========

         Net Loss                                         $(2,224,727)   $   485,901     $(1,738,404)
                                                          ===========    ===========     ===========


                                                            For the Year Ended December 31, 1994
                                                         ------------------------------------------

                                                                         Pro Forma
                                                          As Reported    Adjustments      Pro Forma
                                                          -----------    -----------      ---------

         Revenues                                         $ 4,484,892    $(4,484,892)    $       -
                                                          ===========    ===========     ===========

         Operating Income                                 $  (184,959)   $   184,959     $       -
                                                          ===========    ===========     ===========

         Net Loss                                         $(2,592,181)   $   642,387     $(1,949,794)
                                                          ===========    ===========     ===========


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Records

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership's tax returns are also prepared on the accrual basis.

         The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         Intangible Assets

         Costs assigned to subscriber lists, favorable leaseholds and costs in excess of interests in net assets purchased are being amortized using the straight-line method over the following remaining estimated useful lives:

                 Subscriber lists                                  3  years
                 Favorable leaseholds                              4  years
                 Costs in excess of interests in
                   net assets purchased                            31 years

         Revenue Recognition

         Subscriber prepayments are initially deferred and recognized as revenue when earned.

(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Management Fees, Distribution Ratios and Reimbursements

         The General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged during the years ended December 31, 1995, 1994 and 1993 (exclusive of the Partnership's 40 percent interest in the Venture) were $246,049, $224,245 and $217,069, respectively.

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

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent salaries and benefits paid to corporate personnel, rent, data processing and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal, and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged to the Partnership by the General Partner for allocated overhead and administrative expenses during the years ended December 31, 1995, 1994 and 1993 (exclusive of the Partnership's 40 percent interest in the Venture) were $360,952, $348,047 and $329,302, respectively.

         The Partnership was charged interest during 1995 at an average interest rate of 10.5 percent on the amounts due to the General Partner, which approximated the General Partner's weighted average cost of borrowing. Total interest charged to the Partnership by the General Partner during the years ended December 31, 1995, 1994 and 1993 was $5,975, $176,867 and $217,249,
respectively.

         Payments to/from Affiliates for Programming Services

         The Partnership receives programming from Product Information Network, Superaudio and Mind Extension University, all of which are affiliates of the General Partner.

         Payments to Superaudio totaled $7,062, $7,193 and $7,243 1995, 1994 and 1993, respectively. Payments to Mind Extension University totaled $7,555, $6,517 and $4,212 in 1995, 1994 and 1993, respectively.

         The Partnership receives a commission from Product Information Network based on a percentage of advertising revenues and number of subscribers. Product Information Network, which initiated service in 1994, paid commissions to the Partnership totaling $1,755 and $321 in 1995 and 1994, respectively.

(4)      DISTRIBUTIONS FROM CASH FLOW

         One of the primary objectives of the Partnership is to provide quarterly cash distributions to the partners. Such cash returns are primarily from cash generated through the operating activities of the Partnership and from the distributions made to the Partnership from the Venture. Distributions declared for the years ended December 31, 1995 and 1993 were $1,010,100 and $1,735,352, respectively. Distributions were not declared in 1994 due to the Partnership's need to use cash generated from operations to fund capital expenditures. As a result of the sale of the Orangeburg System, Partnership quarterly cash distributions will be limited to distributions received by the Partnership from the Venture. The Venture is not making distributions currently and does not anticipate the resumption of distributions in the near term. The timing and level of future distributions, if any, will be determined on a quarter-by-quarter basis.

(5) PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of December 31, 1995 and 1994, consisted of the following:

                                                                           December 31,
                                                               -----------------------------------
                                                                     1995              1994
                                                               ----------------  -----------------
         Cable distribution systems                               $11,094,696      $10,052,951
         Equipment and tools                                          341,933          309,773
         Office furniture and equipment                               114,557          110,323
         Buildings                                                     36,333           36,333
         Vehicles                                                     344,156          289,539
         Land                                                           2,632            2,632
                                                                   ----------       ----------
                                                                   11,934,307       10,801,551
         Less-accumulated depreciation                             (5,878,915)      (4,948,058)
                                                                   ----------       ----------
                                                                  $ 6,055,392      $ 5,853,493
                                                                   ==========       ==========

(6)      DEBT

         Debt consists of the following:                                                  December 31,
                                                                             ------------------------------------

                                                                                   1995              1994
                                                                             ---------------    --------------
                 Lending institutions-
                   Revolving credit agreement                                 $6,800,000         $3,500,000
                 Capital lease obligations                                        66,146             44,000
                                                                               ---------          ---------

                                                                              $6,866,146         $3,544,000
                                                                              ==========          =========

         In January 1995, the General Partner completed negotiations for a new revolving credit facility with a maximum amount available of $8,500,000. The Partnership borrowed $5,800,000 to repay the then-outstanding balance of $3,500,000 under the Partnership's prior credit facility and to repay the General Partner its advances. At December 31, 1995, $6,800,000 was outstanding. As discussed in Note (1), on February 28, 1996, the Partnership sold its Orangeburg System and used a portion of the sales proceeds to repay the then-outstanding debt balance. Accordingly, no significant maturities exist. The effective interest rates on outstanding obligations were 7.56 percent and 8.63 percent, respectively, at December 31, 1995 and 1994.

         At December 31, 1995, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

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

(8)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

         Supplementary profit and loss information for the respective years is presented below:

                                                                               Year Ended December 31,
                                                                  -----------------------------------------------

                                                                       1995             1994            1993
                                                                  --------------   --------------  --------------
                 Maintenance and repairs                          $   38,357         $ 45,139        $ 61,553
                                                                  ==========         ========        ========

                 Taxes, other than income and  payroll taxes      $   83,754         $ 57,742        $ 56,847
                                                                  ==========         ========        ========

                 Advertising                                      $   70,108         $ 57,444        $ 51,188
                                                                  ==========         ========        ========

                 Depreciation of property, plant and equipment    $  930,857         $903,483        $971,896
                                                                  ==========         ========        ========

                 Amortization of intangible assets                $  405,088         $473,326        $719,147
                                                                  ==========         ========        ========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Jones Cable Income Fund 1-B/C Venture:

          We have audited the accompanying balance sheets of JONES CABLE INCOME FUND 1-B/C VENTURE (a Colorado general partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Cable Income Fund 1-B/C Venture as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                        /s/ ARTHUR ANDERSEN LLP
                                        ARTHUR ANDERSEN LLP


Denver, Colorado,
  March 8, 1996.

                     JONES CABLE INCOME FUND 1-B/C VENTURE
                            (A General Partnership)

                                 BALANCE SHEETS


                                                                                         December 31,
                                                                             -------------------------------

                 ASSETS                                                           1995             1994
                 ------                                                      --------------   --------------
CASH                                                                        $    880,728     $    309,848

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $65,022 and $37,534 at December 31, 1995
  and 1994, respectively                                                         524,740          459,412

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                      62,220,451       57,707,174
  Less- accumulated depreciation                                             (29,056,927)     (24,802,632)
                                                                            ------------     ------------

                                                                              33,163,524       32,904,542

  Franchise costs, net of accumulated  amortization of $26,601,089
    and $23,207,609 at December 31, 1995 and 1994, respectively                9,992,701       13,386,181
  Subscriber lists, net of accumulated amortization of $7,349,635
    and $6,464,742 at December 31, 1995 and 1994, respectively                    24,525          909,418
  Costs in excess of interests in net assets purchased, net of accumulated amortization of $1,399,028 and $1,219,184 at
    December 31, 1995 and 1994, respectively                                   5,792,992        5,972,836
  Noncompete agreement, net of accumulated amortization of $259,060
    and $230,224 at December 31, 1995 and 1994, respectively                      79,240          108,076
                                                                            ------------     ------------


      Total investment in cable television properties                         49,052,982       53,281,053


DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                  385,587          495,461
                                                                            ------------     ------------

      Total assets                                                          $ 50,844,037     $ 54,545,774
                                                                            ============     ============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                     JONES CABLE INCOME FUND 1-B/C VENTURE
                            (A General Partnership)

                                 BALANCE SHEETS


                                                                                           December 31,
                                                                             ---------------------------------

         LIABILITIES AND PARTNERS' CAPITAL                                        1995               1994
         ---------------------------------                                   --------------     --------------
LIABILITIES:
  Debt                                                                       $ 43,104,090       $ 42,383,339
  Accounts payable-
    Trade                                                                          32,994             16,153
    Jones Intercable, Inc.                                                        109,893             66,224
  Accrued liabilities                                                           1,416,613          1,523,073
  Subscriber prepayments                                                          265,446            270,839
                                                                             ------------       ------------

Total liabilities                                                              44,929,036         44,259,628
                                                                              -----------        -----------

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' CAPITAL:
  Contributed capital                                                          60,036,950         60,036,950
  Accumulated deficit                                                         (33,589,007)       (29,217,862)
  Distributions                                                               (20,532,942)       (20,532,942)
                                                                              -----------        -----------

                                                                                5,915,001         10,286,146
                                                                              -----------        -----------

Total liabilities and partners' capital                                      $ 50,844,037       $ 54,545,774
                                                                              ===========        ===========


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                     JONES CABLE INCOME FUND 1-B/C VENTURE
                            (A General Partnership)

                            STATEMENTS OF OPERATIONS


                                                                           Year Ended December 31,
                                                            -------------------------------------------------

                                                                  1995             1994             1993
                                                            ---------------  ---------------  ---------------
REVENUES                                                    $22,867,228      $21,121,787      $20,350,776

COSTS AND EXPENSES:
  Operating expenses                                         12,349,907       12,017,508       11,371,695
  Management fees and allocated overhead from
    General Partner                                           2,810,905        2,714,799        2,589,673
  Depreciation and amortization                               8,951,345        8,632,481        8,787,240
                                                             ----------       ----------       ----------

OPERATING LOSS                                               (1,244,929)      (2,243,001)      (2,397,832)
                                                             ----------       ----------       ----------

OTHER INCOME (EXPENSE):
  Interest expense                                           (3,391,355)      (2,761,409)      (2,016,390)
  Other, net                                                    265,139          101,734            4,912
                                                            -----------       ----------      -----------

              Total other income (expense)                   (3,126,216)      (2,659,675)      (2,011,478)
                                                             ----------       ----------       ----------

NET LOSS                                                    $(4,371,145)     $(4,902,676)     $(4,409,310)
                                                             ==========       ==========       ==========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                     JONES CABLE INCOME FUND 1-B/C VENTURE
                            (A General Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL


                                                                 Year Ended December 31,
                                                   ------------------------------------------------

                                                        1995             1994             1993
                                                   --------------   --------------   --------------
Jones Cable Income Fund 1-B, Ltd.:
  Balance, beginning of year                       $ 4,086,463       $ 6,036,257      $ 9,507,840
  Distributions                                          -                 -           (1,718,000)
  Net loss for year                                 (1,738,404)       (1,949,794)      (1,753,583)
                                                    ----------        ----------       ----------

  Balance, end of year                             $ 2,348,059       $ 4,086,463      $ 6,036,257
                                                    ==========        ==========       ==========


Jones Cable Income Fund 1-C, Ltd.:
  Balance, beginning of year                       $ 6,199,683       $ 9,152,565      $14,410,292
  Distributions                                         -                 -            (2,602,000)
  Net loss for year                                 (2,632,741)       (2,952,882)      (2,655,727)
                                                    ----------        ----------       ----------

  Balance, end of year                             $ 3,566,942       $ 6,199,683      $ 9,152,565
                                                    ==========        ==========       ==========

Total:
  Balance, beginning of year                       $10,286,146       $15,188,822      $23,918,132
  Distributions                                          -                 -           (4,320,000)
  Net loss for year                                 (4,371,145)       (4,902,676)      (4,409,310)
                                                    ----------        ----------       ----------

  Balance, end of year                             $ 5,915,001       $10,286,146      $15,188,822
                                                    ==========        ==========       ==========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                     JONES CABLE INCOME FUND 1-B/C VENTURE
                            (A General Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                           --------------------------------------------------

                                                                 1995              1994             1993
                                                           ---------------   ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(4,371,145)     $(4,902,676)      $(4,409,310)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                           8,951,345        8,632,481         8,787,240
      Amortization of interest rate protection contract          48,500           48,500            48,500
      Increase in trade receivables                             (65,328)         (27,364)         (161,826)
      Increase in deposits, prepaid expenses and
        deferred charges                                       (148,623)        (257,709)          (53,520)
      Increase (decrease) in accounts payable, accrued
        liabilities and subscriber prepayments                  (95,012)         296,843           134,542
      Increase (decrease) in amount due Jones
        Intercable, Inc.                                         43,669       (4,002,248)        3,465,707
                                                             ----------       ----------        ----------

        Net cash provided by (used in)
          operating activities                                4,363,406         (212,173)        7,811,333
                                                             ----------       ----------       -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                    (4,513,277)      (4,601,807)       (4,125,320)
                                                             ----------       ----------       -----------

        Net cash used in investing activities                (4,513,277)      (4,601,807)       (4,125,320)
                                                             ----------       ----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                      898,199        6,552,832           794,914
  Repayment of debt                                            (177,448)        (467,811)         (131,657)
  Distributions to general partners                               -                -            (4,320,000)
  Decrease in accrued distributions to partners                                    -            (1,080,000)
  Purchase of interest rate protection contract                   -                -              (145,500)
                                                             ----------       ----------       -----------

        Net cash provided by (used in)
          financing activities                                  720,751        5,005,021        (3,802,243)
                                                             ----------       ----------       -----------

Increase (decrease) in cash                                     570,880          191,041          (116,230)

Cash, beginning of year                                         309,848          118,807           235,037
                                                             ----------       ----------       -----------

Cash, end of year                                           $   880,728      $   309,848      $    118,807
                                                             ==========       ==========       ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                             $ 3,389,425      $ 2,536,991      $  1,962,699
                                                             ==========       ==========       ===========

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

         Cable Television System Acquisitions

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

         The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         Intangible Assets

         Costs assigned to franchises, subscriber lists, a noncompete agreement and costs in excess of interests in net assets purchased are amortized using the straight-line method over the following remaining estimated useful lives:

                          Franchise costs                                          1 - 15 years
                          Subscriber lists                                              1 year
                          Noncompete agreement                                     1 -  3 years
                          Costs in excess of interests in net
                            assets purchased                                           33 years

         Revenue Recognition

         Subscriber prepayments are initially deferred and recognized as revenue when earned.

         Reclassifications

         Certain prior year amounts have been reclassified to conform to the 1995 presentation.

(3)      TRANSACTIONS WITH JONES INTERCABLE, INC. AND AFFILIATES

         Management Fees and Reimbursements

         Intercable manages the the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Intercable by the Venture during the years ended December 31, 1995, 1994 and 1993 were $1,143,361, $1,056,089 and $1,017,539, respectively.

         The Venture reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each entity managed.
Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by Intercable and certain of its subsidiaries. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology of allocating overhead and administrative expenses is reasonable. Overhead and administrative expenses allocated to the Venture by Intercable during the years ended December 31, 1995, 1994 and 1993 were $1,667,544, $1,658,710 and $1,572,134, respectively.

         The Venture was charged interest during 1995 at an average interest rate of 10.51 percent on the amounts due Intercable, which approximated Intercable's weighted average cost of borrowing. Total interest charged to the Venture by Intercable was $14,252, $180,316 and $187,959 during 1995, 1994 and 1993, respectively.

         Payments to/from Affiliates for Programming Services

         The Venture receives programming from Product Information Network, Superaudio, Mind Extension University and Jones Computer Network, all of which are affiliates of Intercable.

         Payments to Superaudio totaled $33,947, $25,189 and $26,541 in 1995, 1994 and 1993, respectively. Payments to Mind Extension University totaled $38,592, $33,199 and $20,832 in 1995, 1994 and 1993, respectively. Payments to
Jones Computer Network, which initiated service in 1994, totaled $47,377 and $13,218 in 1995 and 1994, respectively.

         The Venture receives a commission from Product Information Network based on a percentage of advertising revenues and number of subscribers. Product Information Network, which initiated service in 1994, paid commissions to the Venture totaling $80,014 and $15,283 in 1995 and 1994, respectively.

(4)      DISTRIBUTIONS FROM CASH FLOW

         One of the primary objectives of the Venture is to provide quarterly cash distributions to the Venture partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn seek to provide quarterly cash distributions to their partners. The Venture's credit facility has a maximum amount available of $45,000,000, of which $42,700,000 was outstanding on December 31, 1995. This limits the amount of borrowing available to the Venture to fund capital expenditures; therefore, the Venture used cash generated from operations to fund capital expenditures and did not declare any distributions during 1995 or 1994. During 1993, the Venture declared and paid distributions to the Venture partners totaling $4,320,000. Due to the borrowing limitations, the Venture will need to use cash generated from operations to fund capital expenditures and the Venture does not anticipate the resumption of distributions to the Venture's partners in the near term.

(5) PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of December 31, 1995 and 1994, consisted of the following:

                                                                              December 31,
                                                                    ------------------------------
                                                                         1995              1994
                                                                    ------------      ------------
         Cable distribution systems                                 $ 57,020,173      $ 52,891,529
         Equipment and tools                                           2,198,719         2,062,435
         Office furniture and equipment                                  783,468           673,528
         Buildings                                                       453,488           452,428
         Vehicles                                                      1,597,461         1,460,112
         Land                                                            167,142           167,142
                                                                    ------------      ------------
                                                                      62,220,451        57,707,174

                 Less- accumulated depreciation                      (29,056,927)      (24,802,632)
                                                                     -----------       -----------

                                                                    $ 33,163,524      $ 32,904,542
                                                                     ===========       ===========

(6)      DEBT

         Debt consists of the following:                                     December 31,
                                                                     -----------------------------
                                                                         1995             1994
                                                                     -----------       -----------
                 Lending institutions -
                   Revolving credit agreement                        $42,700,000       $42,100,000
                 Capital lease obligations                               404,090           283,339
                                                                      ----------        ----------

                                                                     $43,104,090       $42,383,339
                                                                      ==========        ==========

         At December 31, 1995, the Venture's $45,000,000 credit facility had $42,700,000 outstanding, leaving $2,300,000 of available borrowings. The revolving credit facility matures on June 30, 1997, at which time the outstanding balance is payable in full. Interest on outstanding principal is calculated at the Venture's option of the Prime rate plus 1/2 percent or the London Interbank Offered Rate ("LIBOR") plus 1-1/2 percent. The effective interest rates on amounts outstanding on the Venture's credit facility as of December 31, 1995 and 1994 were 7.38 percent and 7.36 percent, respectively.

         On January 12, 1993, the Venture entered into an interest rate cap agreement covering outstanding debt obligations of $15,000,000. The Venture paid a fee of $145,500. The agreement protected the Venture for LIBOR interest rates that exceeded 7 percent for three years from the date of the agreement. The agreement expired January 13, 1996.

         Installments due on debt principal for each of the five years in the period ending December 31, 2000, respectively, are $121,227, $42,821,227, $121,227, $40,409 and $-0-. As of December 31, 1995, substantially all of the Venture's assets secured the above indebtedness.

         At December 31, 1995, the carrying amount of the Venture's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Venture's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

(7)      INCOME TAXES

         Income taxes have not been recorded in the accompanying financial statements because they accrue directly to Fund 1-B and Fund 1-C. The federal and state income tax returns of the Partnership are prepared and filed by Intercable.

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

(8)      COMMITMENTS AND CONTINGENCIES

         The Venture has filed cost-of-service showings in response to rulemakings concerning the 1992 Cable Act for its Brighton, Broomfield and Boulder County, Colorado and Three Rivers and Watervliet, Michigan systems and thus anticipates no further reductions in rates in these systems. The cost-of-service showings have not yet received final approvals from regulatory authorities, however, and there can be no assurance that the Venture's cost-of-service showings will prevent further rate reductions in these systems until such final approvals are received.

         The Venture rents office and other facilities under various long-term lease arrangements. Rent paid under such lease arrangements totaled $93,192, $82,204 and $78,616, respectively, for the years ended December 31, 1995, 1994 and 1993. Minimum commitments under operating leases for each of the five years in the period ending December 31, 2000, and thereafter are as follows:

                            1996                     $ 92,051
                            1997                       74,887
                            1998                       44,039
                            1999                       35,856
                            2000                       20,348
                            Thereafter                143,600
                                                      -------
                                                     $410,781
                                                      =======

(9)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

         Supplementary profit and loss information for the respective years is presented below:

                                                                          Year Ended December 31,
                                                            -----------------------------------------------

                                                                 1995             1994             1993
                                                            --------------   --------------   -------------
Maintenance and repairs                                      $  209,529       $  203,987       $  226,863
                                                              =========        =========        =========

Taxes, other than income and payroll taxes                   $  505,916       $  455,044       $  674,649
                                                              =========        =========        =========

Advertising                                                  $  327,980       $  353,212       $  381,096
                                                              =========        =========        =========

Depreciation of property, plant and equipment                $4,347,554       $4,072,061       $4,225,967
                                                              =========        =========        =========

Amortization of intangible assets                            $4,603,791       $4,560,420       $4,561,273
                                                              =========        =========        =========

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

         Glenn R. Jones            66    Chairman of the Board and Chief Executive Officer
         Derek H. Burney           56    Vice Chairman of the Board
         James B. O'Brien          46    President and Director
         Ruth E. Warren            46    Group Vice President/Operations
         Kevin P. Coyle            44    Group Vice President/Finance
         Christopher J. Bowick     40    Group Vice President/Technology
         George H. Newton          61    Group Vice President/Telecommunications
         Timothy J. Burke          45    Group Vice President/Taxation/Administration
         Raymond L. Vigil          49    Group Vice President/Human Resources and Director
         Cynthia A. Winning        44    Group Vice President/Marketing
         Elizabeth M. Steele       44    Vice President/General Counsel/Secretary
         Larry W. Kaschinske       36    Controller
         Robert E. Cole            63    Director
         William E. Frenzel        67    Director
         Donald L. Jacobs          57    Director
         James J. Krejci           54    Director
         John A. MacDonald         42    Director
         Raphael E. Solot          62    Director
         Daniel E. Somers          48    Director
         Howard O. Thrall          48    Director
         Robert B. Zoellick        42    Director

         Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors and the Executive Committee of the National Cable Television Association. He also is on the Executive Committee of Cable in the Classroom, an organization dedicated to education via cable. Additionally, in March 1991, Mr. Jones was appointed to the Board of Governors for the American Society for Training and Development, and in November 1992 to the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Women in Cable Accolade in 1990 in recognition of support of this organization; the Most Outstanding Corporate Individual Achievement award from the International Distance Learning Conference; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

         Mr. Derek H. Burney was appointed a Director of the General Partner on December 20, 1994 and Vice Chairman of the Board of Directors on January 31, 1995. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. Mr. Burney is chairman of Bell Cablemedia plc. He is a director of Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited and Northbridge Programming Inc.

         Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies.

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

         Mr. George H. Newton joined the General Partner in January 1996 as Group Vice President/Telecommunications. Prior to joining the General Partner, Mr. Newton was President of his own consulting business, Clear Solutions, and since 1994 Mr. Newton has served as a Senior Advisor to Bell Canada International. From 1990 to 1993, Mr. Newton served as the founding Chief Executive Officer and Managing Director of Clear Communications, New Zealand, where he established an alternative telephone company in New Zealand. From 1964 to 1990, Mr. Newton held a wide variety of operational and business assignments with Bell Canada International.

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

         Mr. Larry Kaschinske joined the General Partner in 1984 as a staff accountant in the General Partner's former Wisconsin Division, was promoted to Assistant Controller in 1990 and named Controller in August 1994.

         Mr. Robert E. Cole was appointed a Director of the General Partner in March 1996. Mr. Cole is currently self-employed as a partner of First Variable Insurance Marketing and is responsible for marketing to National Association of Securities Dealers, Inc. firms in northern California, Oregon, Washington and Alaska. From 1993 to 1995, Mr. Cole was the Director of Marketing for Lamar Life Insurance Company; from 1992 to 1993, Mr. Cole was Senior Vice President of PMI Inc., a third party lender serving the special needs of Corporate Owned Life Insurance (COLI) and from 1988 to 1992, Mr. Cole was the principal and co-founder of a specialty investment banking firm that provided services to finance the ownership and growth of emerging companies, productive assets and real property. Mr. Cole is a Certified Financial Planner and a former United States Naval Aviator.

         Mr. William E. Frenzel was appointed a Director of the General Partner on April 11, 1995. Mr. Frenzel has been a Guest Scholar since 1991 with the Brookings Institution, a research organization located in Washington D. C. Until his retirement in January 1991, Mr. Frenzel served for twenty years in the United States House of Representatives, representing the State of Minnesota, where he was a member of the House Ways and Means Committee and its Trade Subcommittee, the Congressional Representative to the General Agreement on Tariffs and Trade (GATT), the Ranking Minority Member on the House Budget Committee and a member of the National Economic Commission. Mr. Frenzel also served in the Minnesota Legislature for eight years. He is a Distinguished Fellow of the Tax Foundation, Vice Chairman of the Eurasia Foundation, a Board Member of the U.S.-Japan Foundation, the Close-Up Foundation, Sit Mutual Funds and Chairman of the Japan-America Society of Washington.

         Mr. Donald L. Jacobs was appointed a Director of the General Partner on April 11, 1995. Mr. Jacobs is a retired executive officer of TRW. Prior to his retirement, he was Vice President and Deputy Manager of the Space and Defense Sector; prior to that appointment, he was the Vice President and General Manager of the Defense Systems Group and prior to his appointment as Group General Manager, he was President of ESL, Inc., a wholly owned subsidiary of TRW. During his career, Mr. Jacobs served on several corporate, professional and civic boards.

         Mr. James J. Krejci was President of the International Division of International Gaming Technology, International headquartered in Reno, Nevada, until March 1995. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He also served as an officer of Jones Futurex, Inc., a subsidiary of the General Partner engaged in manufacturing and marketing data encryption devices, Jones Interactive, Inc., a subsidiary of Jones International, Ltd. providing computer data and billing processing facilities and Jones Lightwave, Ltd., a company owned by Jones International, Ltd. and Mr. Jones, and several of its subsidiaries engaged in the provision of telecommunications services until leaving the General Partner in May 1994. Mr. Krejci has been a Director of the General Partner since August 1987.

         Mr. John A. MacDonald was appointed a Director of the General Partner on November 8, 1995. Mr. MacDonald is Executive Vice President of Business Development and Chief Technology Officer of Bell Canada International Inc. Prior to joining Bell Canada in November 1994, Mr. MacDonald was President and Chief Executive Officer of The New Brunswick Telephone Company, Limited, a post he had held since March of that year. Prior to March 1994, Mr. MacDonald was with NBTel for 17 years serving in various capacities, including Market Planning Manager, Corporate Planning Manager, Manager of Systems Planning and Development and General Manager, Chief Engineer and General Manager of Engineering and Information Systems and Vice President of Planning. Mr. MacDonald was the former Chairman of the New Brunswick section of the Institute of Electrical and Electronic Engineers and also served on the Federal Government's Information Highway Advisory Council. Mr. MacDonald is Chairman of MediaLinx Interactive Inc. and Stentor Canadian Network Management and is presently a Governor of the Montreal Exchange. He also serves on the Board of Directors of Tele-Direct (Publications) Inc., Bell-Northern Research, Ltd., SRCI, Bell Sygma, Canarie Inc., and is a member of the University of New Brunswick Venture Campaign Cabinet.

         Mr. Raphael M. Solot was appointed a Director of the General Partner in March 1996. Mr. Solot is an attorney licensed to practice law in the State of Colorado. Mr. Solot has practiced law in the State of Colorado as a sole practitioner since obtaining his Juris Doctor degree from the University of Colorado in 1964.

         Mr. Daniel E. Somers was initially appointed a Director of the General Partner on December 20, 1994. Mr. Somers resigned as a Director on December 31, 1995, at the time he was elected Chief Executive Officer of Bell Cablemedia. Mr. Somers was reinstated as a Director of the General Partner on February 2, 1996. From January 1992 to January 1995, Mr. Somers worked as senior Vice President and Chief Financial Officer of Bell Canada International Inc. and was appointed Executive Vice President and Chief Financial Officer on February 1, 1995. He is also a Director of certain of its affiliates. Mr. Somers currently serves as Chief Executive Officer of Bell Cablemedia. Prior to joining Bell Canada International Inc. and since January 1989, Mr. Somers was the President and Chief Executive Officer of Radio Atlantic Holdings Limited. Mr. Somers is a member of the North American Society of Corporate Planning, the Financial Executives Institution and the Financial Analysts Federation.

         Mr. Howard O. Thrall was appointed a Director of the General Partner on March 6, 1996. Mr. Thrall had previously served as a Director of the General Partner from December 1988 to December 1994. Since September 1993, Mr. Thrall has served as Vice President of Sales, Asian Region, for World Airways, Inc. From 1984 until August 1993, Mr. Thrall was with the McDonnell Douglas Corporation, where he concluded as a Regional Vice President, Commercial Marketing with the Douglas Aircraft Company subsidiary. Mr. Thrall is also a management and international marketing consultant, having completed assignments with First National Net, Inc., Cheong Kang Associated (Korea), Aero Investment Alliance, Inc. and Western Real Estate Partners.

         Mr. Robert B. Zoellick was appointed a Director of the General Partner on April 11, 1995. Mr. Zoellick is Executive Vice President, General Counsel and Corporate Secretary of Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary. Mr. Zoellick received the Alexander Hamilton and Distinguished Service Awards, highest honors of the Departments of Treasury and State, respectively. The German Government awarded him the Knight Commanders Cross for his work on Germany unification. Mr. Zoellick currently serves on the boards of the Council on Foreign Relations, the Congressional Institute, the German Marshall Fund of the U.S., the European Institute, the National Bureau of Asian Research, the American Council on Germany and the Overseas Development Council.

         Christopher J. Bowick, Cynthia A. Winning and Larry W. Kaschinske are executive officers of the General Partner; Raymond L. Vigil is an executive officer and a director of the General Partner; and Derek H. Burney, John A. MacDonald and Daniel E. Somers are directors of the General Partner. Reports by these persons with respect to the ownership of limited partnership interests in the Partnership required by Section 16(a) of the Securities Exchange Act of 1934, as amended, were not filed within the required time. None of these individuals own any limited partnership interests in the Partnership.


                         ITEM 11. EXECUTIVE COMPENSATION

         The Partnership has no employees; however, various personnel are required to operate the cable television systems owned by the Venture. Such personnel are employed by the General Partner and, the cost of such employment is charged by the General Partner to the Venture as a direct reimbursement item. See Item 13.

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

         No person or entity owns more than 5 percent of the limited partnership interests of the Partnership.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The General Partner and its affiliates engage in certain transactions with the Venture. During the year ended December 31, 1995, the General Partner also engaged in certain transactions with the Partnership with respect to the Partnership's ownership of the Orangeburg System. The General Partner believes that the terms of such transactions are generally as favorable as could be obtained from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained from unaffiliated parties.

         The General Partner charges a management fee, and the General Partner is reimbursed for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner, are also allocated a proportionate share of these expenses.

         The General Partner also advances funds and charges interest on the balance payable. The interest rate charged approximates the General Partner's weighted average cost of borrowing.

         The Systems receive stereo audio programming from Superaudio, a joint venture owned 50% by an affiliate of the General Partner and 50% by an unaffiliated party, educational video programming from Mind Extension University, Inc., an affiliate of the General Partner, and computer video programming from Jones Computer Network, Ltd., an affiliate of the General Partner, for fees based upon the number of subscribers receiving the programming.

         Product Information Network ("PIN"), an affiliate of the General Partner, provides advertising time for third parties on the Systems. In consideration, the revenues generated from the third parties are shared between PIN and the Venture. During the year ended December 31, 1995, the Partnership received revenues from PIN of $1,755, and the Venture received revenues from PIN of $80,014.

         The charges to the Partnership and the Venture for related party transactions are as follows for the periods indicated:


Jones Cable Income Fund 1-B                                                 At December 31,
- ---------------------------                              ------------------------------------------------
                                                           1995               1994               1993
                                                           ----               ----               ----
Management fees                                          $  246,049         $  224,245         $  217,069
Allocation of expenses                                      360,952            348,047            329,302
Interest expense                                              5,975            176,867            217,249
Amount of advances outstanding                                  -0-          2,162,870          1,944,230
Highest amount of advances outstanding                      219,572          2,162,870          2,037,483
Programming fees:
         Superaudio                                           7,062              7,193              7,243
         Mind Extension University                            7,555              6,517              4,212

                                                                         At December 31,
                                                         ------------------------------------------------
Jones Cable Income Fund 1-B/C                              1995               1994               1993
- -----------------------------                              ----               ----               ----
Management fees                                          $1,143,361         $1,056,089         $1,017,539
Allocation of expenses                                    1,667,544          1,658,710          1,572,134
Interest expense                                                223            180,316            187,959
Amount of advances outstanding                              109,893             66,224          4,068,472
Highest amount of advances outstanding                      109,893          5,126,872          4,068,472
Programming fees:
         Superaudio                                          33,947             25,189             26,541
         Mind Extension University                           38,592             33,199             20,832
         Jones Computer Network                              47,377             13,218                -0-

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

       10.2.2 Amendment No. 1 dated 7/21/89 to Credit Agreement dated 8/5/88 between Jones Cable Income Fund 1-B, Ltd. and First Wisconsin National Bank of Milwaukee. (2)

       10.2.3 Amendment No. 2 dated 10/15/90 to Credit Agreement dated 8/5/88 between Jones Cable Income Fund 1-B, Ltd. and First Wisconsin National Bank of Milwaukee. (2)

       10.2.3 Amendment No. 3 dated 6/30/92 to Credit Agreement dated 8/5/88 between Jones Cable Income Fund 1-B, Ltd. and First Wisconsin National Bank of Milwaukee. (2)

       10.2.4 Amended and Restated Revolving Credit Agreement dated September 30, 1994 between Jones Cable Income Fund 1-B/C Venture, Corestates Bank, N.A., First National Bank of Maryland, Dresdner Bank AG and Continental Bank. (8)

       10.2.5 Revolving Credit and Term Loan Agreement dated as of January 19, 1995 between Jones Cable Income Fund 1-B and Colorado National Bank. (8)

       27           Financial Data Schedule

- ----------
(1) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1987.

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

(8) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

(b)                 Reports on Form 8-K.

                    A Current Report on Form 8-K (Commission File No. 0-14906), dated March 13. 1996. describing the sale of the Orangeburg System was filed with the Securities and Exchange Commission on March 14, 1996.

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

                                       JONES CABLE INCOME FUND 1-B, LTD.
                                       a Colorado limited partnership
                                       By:  Jones Intercable, Inc.



                                       By:  /s/ Glenn R. Jones
                                            -------------------------------
                                            Glenn R. Jones
                                            Chairman of the Board and Chief
Dated:    March 25, 1996                    Executive Officer




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                       By:  /s/ Glenn R. Jones
                                            -------------------------------
                                            Glenn R. Jones
                                            Chairman of the Board and Chief
                                            Executive Officer
Dated:    March 25, 1996                    (Principal Executive Officer)



                                       By:  /s/ Kevin P. Coyle
                                            -------------------------------
                                            Kevin P. Coyle
                                            Group Vice President/Finance
Dated:    March 25, 1996                    (Principal Financial Officer)



                                       By:  /s/ Larry Kaschinske
                                            -------------------------------
                                            Larry Kaschinske
                                            Controller
Dated:    March 25, 1996                    (Principal Accounting Officer)



                                       By:  /s/ James B. O'Brien
                                            -------------------------------
                                            James B. O'Brien
Dated:    March 25, 1996                    President and Director



                                       By:  /s/ Raymond L. Vigil
                                            -------------------------------
                                            Raymond L. Vigil
Dated:    March 25, 1996                    Group Vice President and Director



                                       By:  /s/ Derek H. Burney
                                            -------------------------------
                                            Derek H. Burney
Dated:    March 25, 1996                    Director

                                       By:
                                            -------------------------------
                                            Robert E. Cole
Dated:                                      Director



                                       By:  /s/ William E. Frenzel
                                            -------------------------------
                                            William E. Frenzel
Dated:    March 25, 1996                    Director



                                       By:  /s/ Donald L. Jacobs
                                            -------------------------------
                                            Donald L. Jacobs
Dated:    March 25, 1996                    Director



                                       By:  /s/ James J. Krejci
                                            -------------------------------
                                            James J. Krejci
Dated:    March 25, 1996                    Director



                                       By:  /s/ John A. MacDonald
                                            -------------------------------
                                            John A. MacDonald
Dated:    March 25, 1996                    Director



                                       By:
                                            -------------------------------
                                            Raphael M. Solot
Dated:                                      Director



                                       By:  /s/ Daniel E. Somers
                                            -------------------------------
                                            Daniel E. Somers
Dated:    March 25, 1996                    Director



                                       By:  /s/ Howard O. Thrall
                                            -------------------------------
                                            Howard O. Thrall
Dated:    March 25, 1996                    Director



                                       By:  /s/ Robert B. Zoellick
                                            -------------------------------
                                            Robert B. Zoellick
Dated:    March 25, 1996                    Director

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                           PAGE
- ------                        -------------------                           ----
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

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                           PAGE
- ------                        -------------------                           ----
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

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                           PAGE
- ------                        -------------------                           ----
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

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                           PAGE
- ------                        -------------------                           ----
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

10.2.4       Amended and Restated Revolving Credit Agreement dated
             September 30, 1994 between Jones Cable Income Fund 1-B/C
             Venture, Corestates Bank, N.A., First National Bank of
             Maryland, Dresdner Bank AG and Continental Bank. (8)

10.2.5       Revolving Credit and Term Loan Agreement dated as of January
             19, 1995 between Jones Cable Income Fund 1-B and Colorado
             National Bank. (8)

27           Financial Data Schedule

- ----------
(1) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1987.

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

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                           PAGE
- ------                        -------------------                           ----
(6)          Incorporated by reference from Registrant's Report on Form
             10-K for the fiscal year ended December 31, 1989.

(7)          Incorporated by reference from Registrant's Report on Form
             10-K for the fiscal year ended December 31, 1986.

(8)          Incorporated by reference from Registrant's Report on Form
             10-K for the fiscal year ended December 31, 1994.