Form 10-Q
period 1996-03-31
JONES CABLE INCOME FUND 1-B LTD
filed 1996-05-15
CIK 799122

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1996.


[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from  __________________ to __________________.

                       Commission File Number:  0-14906


                       JONES CABLE INCOME FUND 1-B, LTD.
- --------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                              84-1010417
- --------------------------------------------------------------------------------

State of organization                                    I. R. S. employer I.D.#



   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
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

Yes [X]                                                               No ______
    ----

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                      March 31,    December 31,
            ASSETS                                       1996         1995
            ------                                    -----------  ------------

CASH                                                  $11,171,539  $    54,135

RECEIVABLES:
  Trade receivables, less allowance for
    doubtful receivables of $17,594 at
    December 31, 1995                                         --       247,500

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                      --    11,934,307
  Less- accumulated depreciation                              --    (5,878,915)
                                                      -----------   -----------

                                                              --     6,055,392

  Franchise costs and other intangible assets, net of
    accumulated amortization of $3,518,302 at
    December 31, 1995                                         --     1,240,298
  Investment in cable television joint venture          1,943,015    2,348,059
                                                      -----------   -----------
       Total investment in cable television
         properties                                     1,943,015    9,643,749

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES               --        48,919
                                                      -----------   -----------

                                                      $13,114,554  $ 9,994,303
                                                      ===========  ===========
       Total assets

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                  March 31,    December 31,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)         1996           1995
- -------------------------------------------     -------------  -------------

LIABILITIES:
  Debt                                          $          -   $  6,866,146
  Accrued liabilities                                104,474        389,119
  Accrued distribution to
     limited partners                             11,104,875        250,000
  Subscriber prepayments                                   -         38,082
                                                ------------   ------------

          Total liabilities                       11,209,349      7,543,347
                                                ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                1,000          1,000
    Accumulated deficit                             (205,535)      (199,900)
    Distributions                                   (110,219)      (110,219)
                                                ------------   ------------

                                                    (314,754)      (309,119)
                                                ------------   ------------

  Limited Partners-
    Net contributed capital
       (83,884 units outstanding at
       March 31, 1996 and December 31, 1995)      34,449,671     34,449,671
    Accumulated deficit                           (9,107,131)   (19,671,890)
    Distributions                                (23,122,581)   (12,017,706)
                                                ------------   ------------

                                                   2,219,959      2,760,075
                                                ------------   ------------
          Total liabilities and partners'
              capital (deficit)                 $ 13,114,554   $  9,994,303
                                                ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                  For the Three Months Ended
                                                         March 31,
                                                  --------------------------

                                                      1996         1995
                                                  -----------   ----------

REVENUES                                          $   862,911   $1,178,755

COSTS AND EXPENSES:
   Operating expense                                  670,521      772,716
   Management fees and allocated overhead from
     General Partner                                  101,823      151,184
   Depreciation and amortization                      227,488      334,804
                                                  -----------   ----------

OPERATING LOSS                                       (136,921)     (79,949)
                                                  -----------   ----------

OTHER INCOME (EXPENSE):
   Interest expense                                   (62,984)    (122,579)
   Gain on sale of cable television system         11,122,663            -
   Other, net                                          41,410        1,189
                                                  -----------   ----------

                  Total other income (expense)     11,101,089     (121,390)
                                                  -----------   ----------

INCOME (LOSS) BEFORE EQUITY IN NET LOSS
   OF CABLE TELEVISION JOINT VENTURE               10,964,168     (201,339)

EQUITY IN NET LOSS OF CABLE TELEVISION
   JOINT VENTURE                                     (405,044)    (648,833)
                                                  -----------   ----------

NET INCOME (LOSS)                                 $10,559,124   $ (850,172)
                                                  ===========   ==========

ALLOCATION OF NET INCOME (LOSS):
   General Partner                                $    (5,635)  $   (8,502)
                                                  ===========   ==========

   Limited Partners                               $10,564,759   $ (841,670)
                                                  ===========   ==========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                    $125.94      $(10.03)
                                                  ===========   ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                       83,884       83,884
                                                  ===========   ==========

            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                    For the Three Months Ended
                                                                             March 31,
                                                                   ---------------------------
                                                                        1996          1995
                                                                    ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $ 10,559,124   $  (850,172)
  Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation and amortization                                   227,488       334,804
         Equity in net loss of cable television
             joint venture                                               405,044       648,833
         Gain on sale of cable television system                     (11,122,663)            -
         Decrease in trade receivables                                   247,500         4,891
         Decrease in deposits, prepaid expenses
            and deferred charges                                          48,919       192,074
         Decrease in accrued liabilities and
            subscriber prepayments                                      (322,727)     (135,996)
                                                                    ------------   -----------

             Net cash provided by operating activities                    42,685       194,434
                                                                    ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                             (156,802)     (380,611)
    Proceeds from the sale of cable television system                 18,347,667             -
                                                                    ------------   -----------

             Net cash provided by (used in) investing activities      18,190,865      (380,611)
                                                                    ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                                 (6,884,281)   (3,507,322)
    Proceeds from borrowings                                              18,135     6,000,000
    Distributions to limited partners                                (11,104,875)     (250,000)
    Increase in accrued distributions                                 10,854,875       250,000
    Decrease in advances from General Partner                                  -    (2,009,531)
                                                                    ------------   -----------

             Net cash provided by (used in) financing activities      (7,116,146)      233,147
                                                                    ------------   -----------

Increase in cash                                                      11,117,404        46,970

Cash, beginning of period                                                 54,135       116,839
                                                                    ------------   -----------

Cash, end of period                                                 $ 11,171,539   $   163,809
                                                                    ============   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                   $    184,978   $    83,195
                                                                    ============   ===========

            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-B, Ltd. (the "Partnership") at March 31, 1996 and December 31, 1995 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1996 and 1995. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

     The Partnership owned and operated the cable television system serving the areas in and around Orangeburg, South Carolina (the "Orangeburg System"). As discussed below, the Partnership sold the Orangeburg System on February 28, 1996. In addition, the Partnership continues to own a 40 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). The Venture owns and operates the cable television systems serving the areas in and around Brighton and Broomfield, Colorado; Lake County, California; Myrtle Creek, Oregon; South Sioux City, Nebraska; and Three Rivers and Watervliet, Michigan.

     On February 28, 1996, the Partnership sold the Orangeburg System to the General Partner for $18,347,667, subject to working capital adjustments of $376,646, which were deducted from the sale proceeds. The sales price represented the average of three separate, independent appraisals of the Orangeburg System. The Partnership used the net sales proceeds to pay all of its indebtedness, which totaled approximately $6,866,000, and the Partnership distributed the remaining net sales proceeds, which totaled approximately $11,105,000, to its limited partners pursuant to the terms of the Partnership's partnership agreement in April 1996. This distribution represented a return to each limited partner of approximately $265 for each $1,000 invested in the Partnership. This amount was in addition to the $328 per $1,000 invested in the Partnership already returned to the limited partners through prior distributions. The Partnership will retain its interest in the Venture.

(2) Jones Intercable, Inc., a publicly held Colorado corporation, (the "General Partner") manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1996 and 1995 (exclusive of the Partnership's 40 percent interest in the Venture) were $43,146 and $58,923, respectively.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of total revenues of owned and managed cable television systems of the General Partners. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the three month periods ending March 31, 1996 and 1995 (exclusive of the Partnership's 40 percent interest in the Venture) were $58,677 and $92,261, respectively.

(3)  Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS
                            ------------------------

            ASSETS                               March 31, 1996     December 31, 1995
            ------                               ---------------    ------------------
Cash and accounts receivable                      $  1,040,044        $  1,405,468
Investment in cable television properties           47,809,272          49,052,982
Other assets                                           419,454             385,587
                                                  ------------        ------------
     Total assets                                 $ 49,268,770        $ 50,844,037
                                                  ============        ============

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------
Debt                                              $ 43,060,211        $ 43,104,090
Accounts payable and accrued liabilities             1,427,132           1,824,946
Partners' contributed capital, net                  39,504,008          39,504,008
Accumulated deficit                                (34,722,581)        (33,589,007)
                                                  ------------        ------------
     Total liabilities and partners' capital      $ 49,268,770        $ 50,844,037
                                                  ============        ============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                           For the Three Months Ended
                                                   March 31,
                                          ----------------------------
                                              1996           1995
                                          -------------  -------------
Revenues                                   $ 5,957,396    $ 5,442,911
Operating expense                           (3,376,126)    (3,282,012)
Management fees and allocated overhead
  from Jones Intercable, Inc.                 (702,973)      (696,965)
Depreciation and amortization               (2,103,678)    (2,221,797)
                                           -----------    -----------
Operating loss                                (225,381)      (757,863)
Interest expense                              (797,403)      (868,493)
Other, net                                       4,318         (5,108)
                                           -----------    -----------
Net loss                                   $(1,018,466)   $(1,631,464)
                                           ===========    ===========


     Management fees paid to Jones Intercable, Inc. by the Venture totaled $297,870 and $272,145, respectively, for the three months ended March 31, 1996 and 1995. Reimbursements for overhead and administrative expenses totaled $405,103 and $424,820, respectively, for the three months ended March 31, 1996 sand 1995. Management fees paid by the Venture and attributable to the Partnership totaled $118,463 and $108,232, respectively, for the three months ended March 31, 1996 and 1995. Reimbursements for overhead and administrative expenses attributable to the Partnership totaled $161,109 and $168,951, respectively, for the three months ended March 31, 1996 and 1995.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
- -------------------

The Partnership-

     On February 28, 1996, the Partnership sold the Orangeburg System to the General Partner for $18,347,667, subject to working capital adjustments of $376,646, which were deducted from the sale proceeds. The sales price represented the average of three separate, independent appraisals of the Orangeburg System. The Partnership used the net sales proceeds to pay all of its indebtedness, which totaled approximately $6,866,000, and the Partnership distributed the remaining net sales proceeds, which totaled approximately $11,105,000, to its limited partners pursuant to the terms of the Partnership's partnership agreement in April 1996. This distribution represented a return to each limited partner of approximately $265 for each $1,000 invested in the Partnership. This amount was in addition to the $328 per $1,000 invested in the Partnership already returned to the limited partners through prior distributions. The Partnership will retain its interest in the Venture.

The Venture-

     The Partnership continues to own a 40 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). The investment is accounted for under the equity method. When compared to the December 31, 1995 balance, this investment has decreased by $405,044. This decrease represents the Partnership's proportionate share of losses during the first quarter of 1996. The Venture's losses, which are principally the result of depreciation and amortization charges, are expected to continue.

     For the three months ended March 31, 1996, the Venture generated net cash from operating activities totaling $595,097, which is available to fund capital expenditures and non-operating costs. During the first three months of 1996, capital improvements within the Venture's systems totaled approximately $799,000. Approximately 53 percent of these expenditures were for plant construction in the Venture's Systems and approximately 15 percent were for service drops to homes. The remainder of these expenditures related to various enhancements in all of the Venture's systems. Funding for these expenditures was provided by cash generated from operations and borrowings under the Venture's credit facility. Anticipated capital expenditures for the remainder of 1996 are approximately $3,700,000. Service drops to homes are expected to account for approximately 46 percent of the anticipated expenditures and new plant construction is expected to account for approximately 17 percent of the expenditures. The remainder of the expenditures will be for various enhancements in the Venture's systems. Funding for these expenditures is expected to be provided by cash generated from operations and available borrowings from the Venture's credit facility.

     At March 31, 1996, the Venture's $45,000,000 credit facility had $42,700,000 outstanding, leaving $2,300,000 of available borrowings. The revolving credit facility matures on June 30, 1997, at which time the outstanding balance is payable in full. Interest on outstanding principal is calculated at the Venture's option of the Prime Rate plus 1/2 percent or the London Interbank Offered Rate plus 1-1/2 percent. The effective interest rates on amounts outstanding as of March 31, 1996 and 1995 were 7.06 percent and 7.93 percent, respectively.

     One of the primary objectives of the Venture is to provide quarterly cash distributions to the Venture partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn seek to provide quarterly cash distributions to their partners. The Venture's credit facility has a maximum amount available of $45,000,000, of which $42,700,000 was outstanding on March 31, 1996. This limits the amount of borrowing available to the Venture to fund capital expenditures; therefore, the Venture used cash generated from operations to fund capital expenditures and did not declare any distributions during the first quarter of 1996. Due to the borrowing limitations, the Venture will need to use cash generated from operations to fund capital expenditures and the Venture does not anticipate the resumption of distributions to the Venture partners in the near term.

     The General Partner believes that the Venture has sufficient sources of capital available from cash generated from operations and from borrowings available under its credit facility to meet its presently anticipated needs so long as the Venture does not resume cash distributions to the Venture partners.

REGULATION AND LEGISLATION
- --------------------------

     The Venture has filed cost-of-service showings in response to rulemakings concerning the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") for its Brighton, Broomfield and Boulder County, Colorado and Three Rivers and Watervliet, Michigan systems and thus anticipates no further reductions in rates in these systems. The cost-of-service showings have not yet received final approvals from regulatory authorities, however, and there can be no assurance that the Venture's cost-of-service showings will prevent further rate reductions in these systems until such final approvals are received.

     The Telecommunications Act of 1996 (the "1996 Act"), which became law on February 8, 1996, substantially revised the Communications Act of 1934, as amended, including the Cable Communications Policy Act of 1984 and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

     Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators effective March 31, 1999 and the cable programming service tier of "small" cable operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

     It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Venture in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Venture.

RESULTS OF OPERATIONS
- ---------------------

     On February 28, 1996, the Partnership sold the Orangeburg System, which was the Partnership's only directly held system; therefore, meaningful comparisons of revenues, operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense cannot be made. The Partnership continues to own a 40 percent interest in the Venture.

     Revenues of the Venture increased $514,485, or approximately 9 percent, to $5,957,396 for the three months ended March 31, 1996 from $5,442,911 for the comparable 1995 period. Basic service rate adjustments accounted for approximately 46 percent of the increase in revenues. An increase in subscribers accounted for approximately 28 percent of the increase in revenues. The number of basic subscribers totaled 64,759 at March 31, 1996 compared to 62,663 at March 31, 1995, an increase of 2,096, or approximately 3 percent. No other single factor significantly affected the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $94,114, or approximately 3 percent, to $3,376,126 for the quarter ended March 31, 1996 from $3,282,012 for the comparable 1995 period. Operating expenses represented 57 percent of revenue for the first quarter of 1996 compared to 60 percent for the similar period in 1995. Increases in programming costs and advertising expenses, which were partially offset by a decrease in personnel costs, were primarily responsible for the increase in operating expenses. No other individual factors were significant to the increase in operating expenses.

     Management fees and allocated overhead from the General Partner increased $6,008, or approximately 1 percent, to $702,973 for the quarter ended March 31, 1996 from $696,965 for the comparable 1995 period due to the increase in revenues, upon which such fees are based.

     Depreciation and amortization expense decreased $118,119, or approximately 5 percent, to $2,103,678 for the three months ended March 31, 1996 from $2,221,797 for the comparable 1995 period. This decrease was due to the decrease in the Venture's depreciable asset base.

     Operating loss decreased $532,482, or approximately 70 percent, to $225,381 for the quarter ended March 31, 1996 from $757,863 for the comparable 1995 period as a result of the increase in revenues and decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $414,363, or approximately 28 percent, to $1,878,297 for the three months ended March 31, 1996 from $1,463,934 for the comparable 1995 period. This increase was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense decreased $71,090, or approximately 8 percent, to $797,403 for the quarter ended March 31, 1996 from $868,493 for the comparable 1995 period. This decrease was due to lower effective interest rates on interest bearing obligations.

     Net loss decreased $369,209, or approximately 37 percent, to $613,422 for the quarter ended March 31, 1996 from $982,631 for the comparable 1995 period. This decrease was due to the factors discussed above.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

             1. Report on Form 8-K dated February 28, 1996 reported that on
                February 28, 1996, Jones Cable Income Fund 1-B, Ltd. sold its cable television system serving Orangeburg, South Carolina to Jones Cable Holdings, Inc. for a sales price of $18,347,667.

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



                                    JONES CABLE INCOME FUND 1-B, LTD.
                                    BY:  JONES INTERCABLE, INC.
                                         General Partner



                                    By:  /S/Kevin P. Coyle
                                         ----------------------------
                                         Kevin P. Coyle
                                         Group Vice President/Finance
                                         (Principal Financial Officer)



Dated: May 14, 1996