Form 10-Q
period 1996-06-30
JONES CABLE INCOME FUND 1-B LTD
filed 1996-08-14
CIK 799122

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1996
                               -------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to _______


                       Commission File Number:  0-14906


                       JONES CABLE INCOME FUND 1-B, LTD.
- --------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                              84-1010417
- --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

   9697 East Mineral Avenue, P.O. Box 3309,  Englewood, Colorado  80155-3309
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

                           UNAUDITED BALANCE SHEETS
                            ------------------------

                                                         June 30,   December 31,
       ASSETS                                              1996         1995
       ------                                           ----------  ------------

CASH                                                    $      215   $    54,135

RECEIVABLES:
  Trade receivables, less allowance for doubtful
     receivables of $17,594 at December 31, 1995                 -       247,500

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                         -    11,934,307
  Less- accumulated depreciation                                 -    (5,878,915)
                                                        ----------   -----------

                                                                 -     6,055,392

  Franchise costs and other intangible assets, net of
    accumulated amortization of $3,518,302 at
    December 31, 1995                                            -     1,240,298
  Investment in cable television joint venture           1,640,967     2,348,059
                                                        ----------   -----------

   Total investment in cable television properties                     9,643,749

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                  -        48,919
                                                        ----------   -----------

          Total assets                                  $1,641,182   $ 9,994,303
                                                        ==========   ===========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                            ------------------------

                                                 June 30,     December 31,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)        1996           1995
- ---------------------------------------------  -------------  ------------

LIABILITIES:
  Debt                                         $          -   $  6,866,146
  Accrued liabilities                                     -        389,119
  Closing adjustment payable                         75,661              -
  Accrued distribution to
    limited partners                                      -        250,000
  Subscriber prepayments                                  -         38,082
                                               ------------   ------------

          Total liabilities                          75,661      7,543,347
                                               ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                               1,000          1,000
    Accumulated deficit                             100,187       (199,900)
    Distributions                                  (110,219)      (110,219)
                                               ------------   ------------

                                                     (9,032)      (309,119)
                                               ------------   ------------

  Limited Partners-
    Net contributed capital
       (83,884 units outstanding at
       June 30, 1996 and December 31, 1995)      34,449,671     34,449,671
    Accumulated deficit                          (9,752,537)   (19,671,890)
    Distributions                               (23,122,581)   (12,017,706)
                                               ------------   ------------

                                                  1,574,553      2,760,075
                                               ------------   ------------

          Total liabilities and partners'
            capital (deficit)                  $  1,641,182   $  9,994,303
                                               ============   ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                            For the Three Months Ended    For the Six Months Ended
                                                     June 30,                     June 30,
                                            --------------------------    ------------------------
                                              1996           1995          1996          1995
                                            ---------     ----------   -----------   -----------


REVENUES                                    $       -     $1,232,710   $   862,911   $ 2,411,465

COSTS AND EXPENSES:
  Operating expense                                 -        769,420       730,908     1,542,136
  Management fees and allocated
    overhead from General Partner                   -        144,399       106,575       295,583
  Depreciation and amortization                     -        335,003       227,488       669,807
                                            ---------     ----------   -----------   -----------

OPERATING LOSS                                      -        (16,112)     (202,060)      (96,061)
                                            ---------     ----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                  -       (130,933)     (123,888)     (253,512)
  Gain on sale of cable television system           -              -    11,122,663             -
  Other, net                                  (37,636)        (1,394)      129,817          (205)
                                            ---------     ----------   -----------   -----------

          Total other income (expense), net   (37,636)      (132,327)   11,128,592      (253,717)
                                            ---------     ----------   -----------   -----------

INCOME (LOSS) BEFORE EQUITY
  IN NET LOSS OF CABLE
  TELEVISION JOINT VENTURE                    (37,636)      (148,439)   10,926,532      (349,778)

EQUITY IN NET LOSS OF
  CABLE TELEVISION JOINT
  VENTURE                                    (302,048)      (393,140)  $  (707,092)   (1,041,973)
                                            ---------     ----------   -----------   -----------

NET INCOME (LOSS)                           $(339,684)    $ (541,579)  $10,219,440   $(1,391,751)
                                            =========     ==========   ===========   ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                           $(305,722)    $   (5,416)  $  (300,087)  $   (13,918)
                                            =========     ==========   ===========   ===========

  Limited Partners                          $(645,406)    $ (536,163)  $ 9,919,353   $(1,377,833)
                                            =========     ==========   ===========   ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                             $(4.06)        $(6.40)      $121.88       $(16.43)
                                            =========     ==========   ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                            83,884         83,884        83,884        83,884
                                            =========     ==========   ===========   ===========

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

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                          For the Six Months Ended
                                                                                  June 30,
                                                                         ---------------------------
                                                                             1996          1995
                                                                         ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $ 10,219,440   $(1,391,751)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                           227,488       669,807
      Equity in net loss of cable television
        joint venture                                                         707,092     1,041,973
      Gain on sale of cable television system                             (11,122,663)
      Decrease in trade receivables                                           247,500        34,969
      Decrease (increase) in deposits, prepaid expenses
        and deferred charges                                                  124,580       (32,877)
      Increase (decrease) in accrued liabilities and
        subscriber prepayments                                               (427,201)       19,424
                                                                         ------------   -----------

                  Net cash provided by (used in) operating activities         (23,764)      341,545
                                                                         ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                    (156,802)     (625,081)
  Proceeds from the sale of cable television system                        18,347,667             -
                                                                         ------------   -----------

                  Net cash provided by (used in) investing activities      18,190,865      (625,081)
                                                                         ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                     18,135     6,552,071
  Repayment of debt                                                        (6,884,281)   (3,514,555)
  Distributions to limited partners                                       (11,104,875)     (500,000)
  Decrease in accrued distributions to limited partners                      (250,000)      250,000
  Decrease in advances from General Partner                                         -    (1,943,298)
                                                                         ------------   -----------

                  Net cash provided by (used in) financing activities     (18,221,021)      844,218
                                                                         ------------   -----------

Increase (decrease) in cash                                                   (53,920)      560,682

Cash, beginning of period                                                      54,135       116,839
                                                                         ------------   -----------

Cash, end of period                                                      $        215   $   677,521
                                                                         ============   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                          $          -   $   111,391
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

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-B, Ltd. (the "Partnership") at June 30, 1996 and December 31, 1995, its Statements of Operations for the three and six month periods ended June 30, 1996 and 1995 and its Statements of Cash Flows for the six month periods ended June 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owned and operated the cable television system serving the areas in and around Orangeburg, South Carolina (the "Orangeburg System"). As discussed below, the Partnership sold the Orangeburg System on February 28, 1996. In addition, the Partnership owns a 40 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). The Venture owns and operates the cable television systems serving the areas in and around Brighton and Broomfield, Colorado; Lake County, California; Myrtle Creek, Oregon; South Sioux City, Nebraska; and Three Rivers and Watervliet, Michigan.

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises.
Management fees for the three and six month periods ended June 30, 1996 (exclusive of the Partnership's 40 percent interest in the Venture) were $-
0- and $43,146, compared to $61,635 and $120,573, respectively, for the similar 1995 periods.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the three and six month periods ending June 30, 1996 (exclusive of the Partnership's 40 percent interest in the Venture) were $-0- and $63,429, compared to $82,764 and $175,010, respectively, for the similar 1995 periods.

     See Note 4 for disclosure of the management fees and allocated overhead and administrative expenses paid by the Venture.

(3) On February 28, 1996, the Partnership sold the Orangeburg System to a subsidiary of the General Partner for $18,347,667, subject to working capital adjustments of $376,646, which were deducted from the sale proceeds. The sales price represented the average of three separate, independent appraisals of the Orangeburg System. The Partnership used the net sales proceeds to pay all of its indebtedness, which totaled approximately $6,866,000, and the Partnership distributed the remaining net sales proceeds, which totaled approximately $11,105,000, to its limited partners pursuant to the terms of the Partnership's partnership agreement in April 1996. This distribution represented a return to each limited partner of approximately $265 for each $1,000 invested in the Partnership. This amount was in addition to the $328 per $1,000 invested in the Partnership already returned to the limited partners through prior distributions. The Partnership will retain its interest in the Venture.

(4)  Financial information regarding the Venture is presented below.

                           UNAUDITED BALANCE SHEETS
                           ------------------------

               ASSETS                            June 30, 1996   December 31, 1995
               ------                           --------------  ------------------

Cash and accounts receivable                     $    816,109        $  1,405,468

Investment in cable television properties          46,984,394          49,052,982

Other assets                                          272,451             385,587
                                                 ------------        ------------

     Total assets                                $ 48,072,954        $ 50,844,037
                                                 ============        ============

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Debt                                             $ 43,043,057        $ 43,104,090

Payables and accrued liabilities                    1,007,956           1,824,946

Partners' contributed capital                      39,504,008          39,504,008

Accumulated deficit                               (35,482,067)        (33,589,007)
                                                 ------------        ------------

     Total liabilities and partners' capital     $ 48,072,954        $ 50,844,037
                                                 ============        ============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                           For the Three Months Ended    For the Six Months Ended
                                                    June 30,                     June 30,
                                           --------------------------    -------------------------
                                              1996           1995           1996          1995
                                          -------------  -------------  ------------  ------------

Revenues                                   $ 6,160,349    $ 5,760,706   $12,117,745   $11,203,617

Operating expenses                          (3,380,680)    (3,158,188)   (6,756,806)   (6,259,890)

Management fees and allocated overhead
  from Jones Intercable, Inc.                 (710,038)      (670,333)   (1,413,011)   (1,367,298)

Depreciation and amortization               (2,079,519)    (2,221,415)   (4,183,197)   (4,443,212)
                                           -----------    -----------   -----------   -----------

Operating loss                                  (9,888)      (289,230)     (235,269)     (866,783)

Interest expense                              (762,094)      (906,623)   (1,559,497)   (1,775,116)
Other, net                                      12,496         27,010        16,814        21,902
                                           -----------    -----------   -----------   -----------

          Net loss                         $  (759,486)   $(1,168,843)  $(1,777,952)  $(2,619,997)
                                           ===========    ===========   ===========   ===========

     Management fees paid to the General Partner by the Venture totaled $308,017 and $605,887, respectively, for the three and six months ended June 30, 1996 compared to $288,036 and $560,181, respectively, for the similar 1995 periods. Reimbursements for overhead and administrative expenses totaled $402,021 and $807,124, respectively, for the three and six months ended June 30, 1996 compared to $382,297 and $807,117, respectively, for the similar 1995 periods. Management fees paid by the Venture and attributable to the Partnership totaled $122,498 and $240,961, respectively, for the three and six months ended June 30, 1996 compared to $114,552 and $222,784, respectively, for the similar 1995 periods. Reimbursements for overhead and administrative expenses attributable to the Partnership totaled $159,884 and $320,993, respectively, for the three and six months ended June 30, 1996 compared to $152,040 and $320,990, respectively, for the similar 1995 periods.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
- -------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Partnership sold the Orangeburg System in February 1996. No specific dates or terms have yet been set for the sale of the Venture's systems.

The Partnership-

     On February 28, 1996, the Partnership sold the Orangeburg System to a subsidiary of the General Partner for $18,347,667, subject to working capital adjustments of $376,646, which were deducted from the sale proceeds. The sales price represented the average of three separate, independent appraisals of the Orangeburg System. The Partnership used the net sales proceeds to pay all of its indebtedness, which totaled approximately $6,866,000, and the Partnership distributed the remaining net sales proceeds, which totaled approximately $11,105,000, to its limited partners pursuant to the terms of the Partnership's partnership agreement in April 1996. This distribution represented a return to each limited partner of approximately $265 for each $1,000 invested in the Partnership. This amount was in addition to the $328 per $1,000 invested in the Partnership already returned to the limited partners through prior distributions. The Partnership will retain its interest in the Venture.

The Venture-

     The Partnership continues to own a 40 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). The investment is accounted for under the equity method. When compared to the December 31, 1995 balance, this investment has decreased by $707,092. This decrease represents the Partnership's proportionate share of losses during the first six months of 1996. The Venture's losses, which are principally the result of depreciation and amortization charges, are expected to continue.

    For the six months ended June 30, 1996, the Venture generated net cash from operating activities totaling $1,363,969, which is available to fund capital expenditures and non-operating costs. During the first six months of 1996, capital improvements within the Venture's systems totaled approximately $1,914,000. Approximately 42 percent of these expenditures were for plant construction in the Venture's Systems and approximately 20 percent were for service drops to homes. The remainder of these expenditures related to various enhancements in all of the Venture's systems. Funding for these expenditures was provided by cash generated from operations and borrowings under the Venture's credit facility. Anticipated capital expenditures for the remainder of 1996 are approximately $2,588,000. Service drops to homes are expected to account for approximately 51 percent of the anticipated expenditures and new plant construction is expected to account for approximately 14 percent of the expenditures. The remainder of the expenditures will be for various enhancements in the Venture's systems. These capital expenditures are necessary to maintain the value of the Venture's systems. Funding for these expenditures is expected to be provided by cash generated from operations and available borrowings from the Venture's credit facility.

     At June 30, 1996, the Venture's $45,000,000 credit facility had $42,700,000 outstanding, leaving $2,300,000 of available borrowings. The revolving credit facility matures on June 30, 1997, at which time the outstanding balance is payable in full. Interest on outstanding principal is calculated at the Venture's option of the Prime Rate plus 1/2 percent or the London Interbank Offered Rate plus 1-1/2 percent. The effective interest rates on amounts outstanding as of June 30, 1996 and 1995 were 7.00 percent and 7.81 percent, respectively.

     One of the primary objectives of the Venture is to provide quarterly cash distributions to the Venture partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn seek to provide quarterly cash distributions to their partners. The Venture's credit facility has a maximum amount available of $45,000,000, of which $42,700,000 was outstanding on June 30, 1996. This limits the amount of borrowing available to the Venture to fund capital expenditures; therefore, the Venture used cash generated from operations to fund capital expenditures and did not declare any distributions during the first and second quarters of 1996. Due to the borrowing limitations, the Venture will need to use cash generated from operations to fund capital expenditures and the Venture does not anticipate the resumption of distributions to the Venture partners in the near term.

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

     Revenues of the Venture increased $399,643, or approximately 7 percent, to $6,160,349 for the three months ended June 30, 1996 from $5,760,706 for the comparable 1995 period. Revenues increased $914,128, or approximately 8 percent, to $12,117,745 for the six months ended June 30, 1996 from $11,203,617 for the comparable 1995 period. Basic service rate increases accounted for approximately 38 percent and 43 percent of the increase in revenues for the three and six months ended June 30, 1996 and an increase in the number of basic subscribers accounted for approximately 32 percent and 30 percent of the increase in revenues for the similar periods. The number of basic subscribers totaled 65,602 at June 30, 1996 compared to 63,804 at June 30, 1995, an increase of approximately 3 percent. Increases in advertising activity accounted for approximately 11 percent and 8 percent, respectively, of the increases in revenue for the three and six month periods ended June 30, 1996. No other single factor significantly affected the increases in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $222,492, or approximately 7 percent, to $3,380,680 for the three months ended June 30, 1996 from $3,158,188 for the comparable 1995 period. Operating expenses increased $496,916, or approximately 8 percent, to $6,756,806 for the six months ended June 30, 1996 from $6,259,890 for the comparable 1995 period. Operating expenses represented 55 percent and 56 percent, respectively, of revenues for the three and six month periods ended June 30, 1996 compared to 52 percent and 56 percent, respectively, for the similar periods in 1995. Increases in personnel related costs and programming costs primarily accounted for the increases in operating expenses for the three and six month periods. No other individual factors were significant to the increases in operating expenses.

     Management fees and allocated overhead from the General Partner increased $39,705, or approximately 6 percent, to $710,038 from $670,333 for the three months ended June 30, 1996 compared to 1995. Management fees and allocated overhead from the General Partner increased $45,713, or approximately 3 percent, to $1,413,011 for the six months ended June 30, 1996 from $1,367,298 for the comparable period. These increases were due to the increases in revenues, upon which such fees are based.

     Depreciation and amortization expense decreased $141,896, or approximately 6 percent, to $2,079,519 for the three months ended June 30, 1996 from $2,221,415 for the comparable 1995 period. Depreciation and amortization expense decreased $260,015, or approximately 6 percent, to $4,183,197 for the six months ended June 30, 1996 from $4,443,212 for the comparable 1995 period. These decreases were due to the decrease in the Venture's depreciable asset base.

     Operating loss decreased $279,342 to $9,888 for the three months ended June 30, 1996 compared to $289,230 for the comparable 1995 period. Operating loss decreased $631,514, or approximately 73 percent, to $235,269 for the six months ended June 30, 1996 compared to $866,783 for the comparable 1995 period. These decreases were due to the increases in revenues and the decreases in depreciation and amortization exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $137,446, or approximately 7 percent, to $2,069,631 for the three months ended June 30, 1996 from $1,932,185 for the three months ended June 30, 1995. For the six month periods ended June 30, 1996, operating income before depreciation and amortization increased $371,499, or approximately 10 percent, to $3,947,928 in 1996 from $3,576,429 in
1995. These increases were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense decreased $144,529, or approximately 16 percent, to $762,094 for the three months ended June 30, 1996 compared to $906,623 for the comparable 1995 period. Interest expense decreased $215,619, or approximately 12 percent, to $1,559,497 for the six months ended June 30, 1996 from $1,775,116 for the comparable 1995 period. These decreases were due to lower effective interest rates on interest bearing obligations.

     Net loss decreased $246,555, or approximately 35 percent for the three month periods ended June 30, 1996 and 1995, to $457,438 in 1996 from $703,993 in 1995. For the six month periods ended June 30, 1996 and 1995, net loss decreased $507,164, or approximately 32 percent, to $1,070,860 in 1996 from $1,578,024 in 1995. These decreases were due to the factors discussed above.

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

                                    JONES CABLE INCOME FUND 1-B, LTD.
                                    BY: JONES INTERCABLE, INC.
                                        General Partner



                                    By: /S/ Kevin P. Coyle
                                         --------------------------------------
                                        Kevin P. Coyle
                                        Group Vice President/Finance
                                        (Principal Financial Officer)


Dated:  August 14, 1996