Form 10-Q
period 1996-09-30
JONES CABLE INCOME FUND 1-B LTD
filed 1996-11-14
CIK 799122

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1996
                               ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________to________


                       Commission File Number:  0-14906

                       JONES CABLE INCOME FUND 1-B, LTD.
-----------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                           84-1010417
-----------------------------------------------------------------------------
State of organization                                   I.R.S. employer I.D.#


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

 Yes   X                                                         No ______
     -----

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                September 30,           December 31,
ASSETS                                                              1996                   1995
------                                                          -------------           ------------
CASH                                                              $         -           $    54,135

RECEIVABLES:
  Trade receivables, less allowance for doubtful receivables
    of $17,594 at December 31, 1995                                         -               247,500

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                    -            11,934,307
  Less- accumulated depreciation                                            -            (5,878,915)
                                                                  -----------           -----------

                                                                            -             6,055,392

  Franchise costs and other intangible assets, net of
    accumulated amortization of $3,518,302 at
    December 31, 1995                                                       -             1,240,298
  Investment in cable television joint venture                      1,444,486             2,348,059
                                                                  -----------           -----------

          Total investment in cable television properties           1,444,486             9,643,749

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                             -                48,919
                                                                   ----------           -----------

          Total assets                                             $1,444,486           $ 9,994,303
                                                                   ==========           ===========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                      September 30,            December 31,
  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)              1996                    1995
  -------------------------------------------         ------------             ------------
LIABILITIES:
  Debt                                               $          -              $  6,866,146
  Accrued liabilities                                      69,626                   389,119
  Accrued distribution to
    limited partners                                            -                   250,000
  Subscriber prepayments                                        -                    38,082
                                                     ------------              ------------

          Total liabilities                                69,626                 7,543,347
                                                     ------------              ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                     1,000                     1,000
    Accumulated deficit                                    98,280                  (199,900)
    Distributions                                        (110,219)                 (110,219)
                                                     ------------              ------------

                                                          (10,939)                 (309,119)
                                                     ------------              ------------

  Limited Partners-
    Net contributed capital
      (83,884 units outstanding at
      September 30, 1996 and December 31, 1995)        34,449,671                34,449,671
    Accumulated deficit                                (9,941,291)              (19,671,890)
    Distributions                                     (23,122,581)              (12,017,706)
                                                     ------------              ------------

                                                        1,385,799                 2,760,075
                                                     ------------              ------------

          Total liabilities and partners'
            capital (deficit)                        $  1,444,486              $  9,994,303
                                                     ============              ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                               For the Three Months Ended           For the Nine Months Ended
                                                      September 30,                       September 30,
                                               ----------------------------         --------------------------
                                                  1996              1995                1996            1995
                                               ---------         ----------         -----------      ---------
REVENUES                                       $       -         $1,260,839         $   862,911     $ 3,672,304

COSTS AND EXPENSES:
  Operating expenses                                   -            743,325             730,908       2,285,461
  Management fees and allocated
    overhead from General Partner                      -            150,797             106,575         446,380
  Depreciation and amortization                        -            331,527             227,488       1,001,334
                                               ---------         ----------         -----------     ------------

OPERATING INCOME (LOSS)                                -             35,190            (202,060)        (60,871)
                                               ---------         ----------         -----------     ------------

OTHER INCOME (EXPENSE):
  Interest expense                                     -           (140,172)           (123,888)       (393,684)
  Gain on sale of cable television system              -                  -          11,122,663               -
  Other, net                                       5,820                313             135,637             108
                                               ---------         ----------         -----------     -----------

          Total other income (expense), net        5,820           (139,859)         11,134,412        (393,576)
                                               ---------         ----------         -----------     -----------

INCOME (LOSS) BEFORE EQUITY
  IN NET LOSS OF CABLE
  TELEVISION JOINT VENTURE                         5,820           (104,669)         10,932,352        (454,447)

EQUITY IN NET LOSS OF
  CABLE TELEVISION JOINT
  VENTURE                                       (196,481)          (357,153)           (903,573)     (1,399,126)
                                               ---------         ----------         -----------     -----------

NET INCOME (LOSS)                              $(190,661)        $ (461,822)        $10,028,779     $(1,853,573)
                                               =========         ==========         ===========     ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                              $  (1,907)        $   (4,618)        $   298,180     $   (18,536)
                                               =========         ==========         ===========     ===========

  Limited Partners                             $(188,754)        $ (457,204)        $ 9,730,599     $(1,835,037)
                                               =========         ==========         ===========     ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                             $   (2.25)        $    (5.44)        $    116.00     $    (21.87)
                                               =========         ==========         ===========     ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                               83,884             83,884              83,884          83,884
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

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                           For the Nine Months Ended
                                                                                 September 30,
                                                                           --------------------------
                                                                              1996            1995
                                                                           -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $ 10,028,779     $(1,853,573)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                           227,488       1,001,334
      Equity in net loss of cable television
        joint venture                                                         903,573       1,399,126
      Gain on sale of cable television system                             (11,122,663)              -
      Decrease (increase) in trade receivables                                247,500         (39,003)
      Decrease (increase) in deposits, prepaid expenses
        and deferred charges                                                   48,919         (55,140)
      Increase (decrease) in accounts payable,
        accrued liabilities and subscriber prepayments                       (357,575)         10,093
                                                                         ------------     -----------

             Net cash provided by (used in) operating activities              (23,979)        462,837
                                                                         ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                         (156,802)       (949,985)
  Proceeds from the sale of cable television system                        18,347,667               -
                                                                         ------------     -----------

             Net cash provided by (used in) investing activities           18,190,865        (949,985)
                                                                         ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                     18,135       6,652,072
  Repayment of debt                                                        (6,884,281)     (3,522,919)
  Distributions to limited partners                                       (11,104,875)       (750,000)
  Increase (decrease) in accrued distributions to
    limited partners                                                         (250,000)        250,000
  Decrease in advances from General Partner                                         -      (2,160,994)
                                                                         ------------     -----------

             Net cash provided by (used in) financing activities          (18,221,021)        468,159
                                                                         ------------     -----------

Decrease in cash                                                              (54,135)        (18,989)

Cash, beginning of period                                                      54,135         116,839
                                                                         ------------     -----------

Cash, end of period                                                      $          -     $    97,850
                                                                         ============     ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                          $    220,221     $   339,705
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

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-B, Ltd. (the "Partnership") at September 30, 1996 and December 31, 1995, its Statements of Operations for the three and nine month periods ended September 30, 1996 and 1995 and its Statements of Cash Flows for the nine month periods ended September 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership previously owned and operated the cable television system serving the areas in and around Orangeburg, South Carolina (the "Orangeburg System"). As discussed below, the Partnership sold the Orangeburg System on February 28, 1996. In addition, the Partnership owns a 40 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). The Venture owns and operates the cable television systems serving the areas in and around Brighton and Broomfield, Colorado (the "Colorado Systems"); Lake County, California; Myrtle Creek, Oregon; South Sioux City, Nebraska; and Three Rivers and Watervliet, Michigan.

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and nine month periods ended September 30, 1996 (exclusive of the Partnership's 40 percent interest in the Venture) were $-0- and $43,146, compared to $63,042 and $183,615, respectively, for the similar 1995 periods.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the three and nine month periods ending September 30, 1996 (exclusive of the Partnership's 40 percent interest in the Venture) were $-0-and $63,429, compared to $87,755 and $262,765, respectively, for the similar 1995 periods.

     See Note 5 for disclosure of the management fees and allocated overhead and administrative expenses paid by the Venture.

(3) On February 28, 1996, the Partnership sold the Orangeburg System to a subsidiary of the General Partner for $18,347,667, subject to working capital adjustments of $376,646, which were deducted from the sale proceeds. The sales price represented the average of three separate, independent appraisals of the Orangeburg System. The Partnership used the net sales proceeds to pay all of its indebtedness, which totaled approximately $6,866,000, and the Partnership distributed the remaining net sales proceeds, which totaled approximately $11,105,000, to its limited partners pursuant to the terms of the Partnership's partnership agreement in April 1996. This distribution represented a return to each limited partner of approximately $265 for each $1,000 invested in the Partnership. This amount was in addition to the $328 per $1,000 invested in the Partnership already returned to the limited partners through prior operating cash flow distributions. The Partnership will retain its interest in the Venture.

(4) On September 13, 1996, the Venture entered into an asset purchase agreement providing for the sale of the Colorado Systems by the Venture to an unaffiliated party for a sales price of $35,000,000, subject to normal closing adjustments. The Jones Group, Ltd., a subsidiary of the General Partner, will receive a brokerage fee of 2.5 percent of the sales price for acting as a broker in this transaction. A condition to the closing of this transaction is that the sale of the Colorado Systems occur on or prior to January 27, 1997. There can be no assurance that all closing conditions will be met by that date because closing of the sale is subject to the receipt of the consent of the governmental franchising authorities and other regulatory authorities having jurisdiction. Because the sale of the Colorado Systems does not represent the sale of all or substantially all of the assets of the Venture, no vote of the limited partners of the Partnership is required to approve this sale. Following this sale, the Venture will continue to own and operate its systems in California, Oregon, Nebraska and Michigan.

(5)  Financial information regarding the Venture is presented below.

                           UNAUDITED BALANCE SHEETS
                           ------------------------

          ASSETS                                September 30, 1996      December 31, 1995
          ------                                ------------------      -----------------
Cash and accounts receivable                          $    832,253        $  1,405,468

Investment in cable television properties               46,649,580          49,052,982

Other assets                                               382,060             385,587
                                                      ------------        ------------
     Total assets                                     $ 47,863,893        $ 50,844,037
                                                      ============        ============

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Debt                                                  $ 43,060,394        $ 43,104,090

Payables and accrued liabilities                         1,160,495           1,824,946

Partners' contributed capital                           39,504,008          39,504,008

Accumulated deficit                                    (35,861,004)        (33,589,007)
                                                      ------------        ------------

     Total liabilities and partners' capital          $ 47,863,893        $ 50,844,037
                                                      ============        ============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                           For the Three Months Ended              For the Nine Months Ended
                                                 September 30,                           September 30,
                                          ---------------------------              --------------------------
                                              1996           1995                     1996             1995
                                          -------------  -----------               ----------       ---------
Revenues                                    $6,200,872     $5,823,421              $18,318,617   $17,027,038

Operating expenses                           3,409,393      3,080,335               10,166,199     9,340,225

Management fees and allocated overhead
  from Jones Intercable, Inc.                  671,382        691,096                2,084,393     2,058,394

Depreciation and amortization                1,830,250      2,306,633                6,013,447     6,749,845
                                            ----------     ----------              -----------   -----------
Operating income (loss)                        289,847       (254,643)                  54,578    (1,121,426)

Interest expense                              (771,773)      (783,925)              (2,331,270)   (2,559,041)

Other, net                                     (12,119)       140,522                    4,695       162,424
                                            ----------     ----------              -----------   -----------
          Net loss                          $ (494,045)    $ (898,046)             $(2,271,997)  $(3,518,043)
                                            ==========     ==========              ===========   ===========

     Management fees paid to the General Partner by the Venture totaled $310,044 and $915,931, respectively, for the three and nine months ended September 30, 1996 compared to $291,171 and $851,352, respectively, for the similar 1995 periods. Reimbursements for overhead and administrative expenses totaled $361,338 and $1,168,462, respectively, for the three and nine months ended September 30, 1996 compared to $399,925 and $1,207,042, respectively, for the similar 1995 periods. Management fees paid by the Venture and attributable to the Partnership totaled $123,304 and $364,265, respectively, for the three and nine months ended September 30, 1996 compared to $115,799 and $338,583, respectively, for the similar 1995 periods. Reimbursements for overhead and administrative expenses attributable to the Partnership totaled $143,704 and $464,697, respectively, for the three and nine months ended September 30, 1996 compared to $151,098 and $478,082, respectively, for the similar 1995 periods.

(6) Certain prior year amounts have been reclassified to conform to the 1996 presentation.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Partnership sold the Orangeburg System in February 1996 and the Venture has entered into an agreement to sell its Colorado Systems in January 1997. No specific dates or terms have yet been set for the sale of the Venture's remaining systems. There can be no assurance as to the timing or terms of any sale.

The Partnership-

     On February 28, 1996, the Partnership sold the Orangeburg System to a subsidiary of the General Partner for $18,347,667, subject to working capital adjustments of $376,646, which were deducted from the sale proceeds. The sales price represented the average of three separate, independent appraisals of the Orangeburg System. The Partnership used the net sales proceeds to pay all of its indebtedness, which totaled approximately $6,866,000, and the Partnership distributed the remaining net sales proceeds, which totaled approximately $11,105,000, to its limited partners pursuant to the terms of the Partnership's partnership agreement in April 1996. This distribution represented a return to each limited partner of approximately $265 for each $1,000 invested in the Partnership. This amount was in addition to the $328 per $1,000 invested in the Partnership already returned to the limited partners through prior operating cash flow distributions. The Partnership will retain its interest in the Venture.

The Venture-

     The Partnership continues to own a 40 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). The investment is accounted for under the equity method. When compared to the December 31, 1995 balance, this investment has decreased by $903,573. This decrease represents the Partnership's proportionate share of losses during the first nine months of 1996. The Venture's losses, which are principally the result of depreciation and amortization charges, are expected to continue.

     On September 13, 1996, the Venture entered into an asset purchase agreement providing for the sale of the Colorado Systems by the Venture to an unaffiliated party for a sales price of $35,000,000, subject to normal closing adjustments. The Jones Group, Ltd., a subsidiary of the General Partner, will receive a brokerage fee of 2.5 percent of the sales price for acting as a broker in this transaction. A condition to the closing of this transaction is that the sale of the Colorado Systems occur on or prior to January 27, 1997. There can be no assurance that all closing conditions will be met by that date because closing of the sale is subject to the receipt of the consent of the governmental franchising authorities and other regulatory authorities having jurisdiction. Because the sale of the Colorado Systems does not represent the sale of all or substantially all of the assets of the Venture, no vote of the limited partners of the Partnership is required to approve this sale. Following this sale, the Venture will continue to own and operate its systems in California, Oregon, Nebraska and Michigan.

     For the nine months ended September 30, 1996, the Venture generated net cash from operating activities totaling $2,853,940, which is available to fund capital expenditures and non-operating costs. During the first nine months of 1996, capital improvements within the Venture's systems totaled approximately $3,471,000. Approximately 40 percent of these expenditures was for service drops to homes and approximately 35 percent was for the rebuild and upgrade of the Venture's Systems. The remainder of these expenditures related to various enhancements in all of the Venture's systems. Funding for these expenditures was provided by cash generated from operations and borrowings under the Venture's credit facility. Anticipated capital expenditures for the remainder of 1996 are approximately $1,122,000. Service drops to homes are expected to account for approximately 45 percent of the anticipated expenditures and system upgrades and rebuilds are expected to account for approximately 26 percent of the expenditures. The remainder of the expenditures will be for various enhancements in the Venture's systems. These capital expenditures are necessary to maintain the value of the Venture's systems. Funding for these expenditures is expected to be provided by cash generated from operations and available borrowings from the Venture's credit facility.

     At September 30, 1996, the Venture's $45,000,000 credit facility had $42,700,000 outstanding, leaving $2,300,000 of available borrowings. The revolving credit facility matures on June 30, 1997, at which time the General Partner will attempt to renegotiate the credit facility to extend the revolving credit period. Interest on outstanding principal is calculated at the Venture's option of the Prime Rate plus 1/2 percent, or London Interbank Offered Rate plus 1-1/2 percent. The effective interest rates on amounts outstanding as of September 30, 1996 and 1995 were 7.06 percent and 7.38 percent, respectively.

     One of the primary objectives of the Venture is to provide quarterly cash distributions to the Venture's partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn seek to provide quarterly cash distributions to their limited partners. The Venture's credit facility has a maximum amount available of $45,000,000, of which $42,700,000 was outstanding on September 30, 1996. This limits the amount of borrowing available to the Venture to fund capital expenditures; therefore, the Venture used cash generated from operations to fund capital expenditures and did not declare any distributions during the first, second and third quarters of 1996. Due to these borrowing limitations, the Venture will need to use cash generated from operations to fund capital expenditures and the Venture does not anticipate the resumption of distributions to the Venture's partners in the near term.

     The General Partner believes that the Venture has sufficient sources of capital available from cash generated from operations and from borrowings available under its credit facility to meet its presently anticipated needs so long as the Venture does not resume cash distributions to the Venture partners.

RESULTS OF OPERATIONS
---------------------

     On February 28, 1996, the Partnership sold the Orangeburg System, which was the Partnership's only directly held system; therefore, meaningful comparisons of revenues, operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense cannot be made. The Partnership continues to own a 40 percent interest in the Venture.

     Revenues of the Venture increased $377,451, or approximately 6 percent, to $6,200,872 for the three months ended September 30, 1996 from $5,823,421 for the comparable 1995 period. Revenues increased $1,291,579, or approximately 8 percent, to $18,318,617 for the nine months ended September 30, 1996 from $17,027,038 for the comparable 1995 period. These increases in revenues were primarily due to basic service rate increases and increases in the number of basic subscribers. Basic service rate increases accounted for approximately 62 percent and 55 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1996. An increase in the number of basic subscribers accounted for approximately 38 percent and 32 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1996. The number of basic subscribers increased by 2,179 subscribers, or approximately 3 percent, to 66,309 subscribers at September 30, 1996 from 64,130 subscribers at September 30, 1995. No other single factor significantly affected the increases in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $329,058, or approximately 11 percent, to $3,409,393 for the three months ended September 30, 1996 from $3,080,335 for the comparable 1995 period. Operating expenses increased $825,974, or approximately 9 percent, to $10,166,199 for the nine months ended September 30, 1996 from $9,340,225 for the comparable 1995 period. Operating expenses represented 55 percent and 56 percent, respectively, of revenues for the three and nine month periods ended September 30, 1996 compared to 53 percent and 55 percent, respectively, for the similar periods in 1995. These increases in operating expenses were primarily due to increases in programming costs. No other individual factor significantly affected the increases in operating expenses for the periods discussed.

     Management fees and allocated overhead from the General Partner decreased $19,714, or approximately 3 percent, to $671,382 for the three months ended September 30, 1996 from $691,096 for the comparable 1995 period. This decrease was due to a decrease in allocated overhead from the General Partner. Management fees and allocated overhead from the General Partner increased $25,999, or approximately 1 percent, to $2,084,393 for the nine months ended September 30, 1996 from $2,058,394 for the comparable 1995 period. This increase was due to an increase in management fees due to the increase in revenues, upon which such management fees are based.

     Depreciation and amortization expense decreased $476,383, or approximately 21 percent, to $1,830,250 for the three months ended September 30, 1996 from $2,306,633 for the comparable 1995 period. Depreciation and amortization expense decreased $736,398, or approximately 11 percent, to $6,013,447 for the nine months ended September 30, 1996 from $6,749,845 for the comparable 1995 period. These decreases were due to the decrease in the Venture's depreciable asset base.

     The Venture recognized operating income of $289,847 for the three months ended September 30, 1996 compared to an operating loss of $254,643 for the comparable period in 1995. This change was due to the increase in revenues and decreases in management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increase in operating expenses. The Venture recognized operating income of $54,578 for the nine months ended September 30, 1996 compared to an operating loss of $1,121,426 for the comparable period in 1995. This change was due to the increase in revenues and decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $68,107, or approximately 3 percent, to $2,120,097 for the three months ended September 30, 1996 from $2,051,990 for the comparable 1995 period. This increase was due to the increase in revenues and decrease in management fees and allocated overhead from the General Partner exceeding the increase in operating expenses. For the nine month period ended September 30, 1996, operating income before depreciation and amortization increased $439,606, or approximately 8 percent, to $6,068,025 in 1996 from $5,628,419 for the comparable period in 1995. This increase was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense decreased $12,152, or approximately 2 percent, to $771,773 for the three months ended September 30, 1996 compared to $783,925 for the comparable 1995 period. Interest expense decreased $227,771, or approximately 9 percent, to $2,331,270 for the nine months ended September 30, 1996 from $2,559,041 for the comparable 1995 period. These decreases were due to lower effective interest rates on interest bearing obligations.

     Net loss decreased $243,329, or approximately 45 percent for the three month period ended September 30, 1996 to $297,564 from $540,893 for the comparable 1995 period. For the nine month period ended September 30, 1996, net loss decreased $750,493, or approximately 35 percent, to $1,368,424 from $2,118,917 for the comparable 1995 period. These decreases were due to the factors discussed above.

                          PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits

          27)  Financial Data Schedule

     b)   Reports on Form 8-K

               Report on Form 8-K dated September 13, 1996, reporting that Jones Cable Income Fund 1-B/C Venture, a Colorado general partnership (the "Venture"), entered into an asset purchase agreement providing for the sale by the Venture of the cable television systems serving subscribers in the cities of Broomfield and Brighton, Colorado, the town of Lochbuie, Colorado and Adams, Boulder and Weld Counties, Colorado (the "Systems") for a sales price of $35,000,000, subject to customary closing adjustments.

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

                                    JONES CABLE INCOME FUND 1-B, LTD.
                                    BY:  JONES INTERCABLE, INC.
                                         General Partner



                                    By:   /s/ Kevin P. Coyle
                                          ------------------------------------
                                          Kevin P. Coyle
                                          Group Vice President/Finance
                                          (Principal Financial Officer)


Dated:  November 14, 1996