Form 10-K
period 1996-12-31
JONES CABLE INCOME FUND 1-B LTD
filed 1997-03-31
CIK 799122

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1996
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from_________to________

Commission file number:    0-14906

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

     Colorado                                                 84-1010417
     --------                                                 ----------
(State of Organization)                                      (IRS Employer
                                                          Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309                (303) 792-3111
---------------------------------------------                --------------
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

     Yes     x                                                 No   ____
           -----

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.      X
                                       -----



                   DOCUMENTS INCORPORATED BY REFERENCE:  None

     Information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership, the Venture or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual results could differ materially from the results predicted by these forward-looking statements.

                                    PART I.
                                    -------

                               ITEM 1.  BUSINESS
                               -----------------

     THE PARTNERSHIP. Jones Cable Income Fund 1-B, Ltd. (the "Partnership") is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Jones Cable Income Fund 1 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"). Jones Cable Income Fund 1-A, Ltd. and Jones Cable Income Fund 1-C, Ltd. ("Fund 1-C") are the other partnerships that were formed pursuant to the Program. The Partnership and Fund 1-C formed a general partnership known as Jones Cable Income Fund 1-B/C Venture (the "Venture") in which the Partnership owns a 40 percent interest and Fund 1-C owns a 60 percent interest. The Partnership and the Venture were formed for the purpose of acquiring and operating cable television systems

     Since the sale of the cable television system serving Orangeburg, South Carolina (the "Orangeburg System") as described below, the Partnership does not directly own any cable television systems. The Partnership's only asset is its 40 percent interest in the Venture. The Venture owns the cable television systems serving the communities of Clearlake Oaks, California (the "Clearlake Oaks System"), Canyonville, Myrtle Creek, Riddle and Winston, Oregon (the "Myrtle Creek System"), South Sioux City, Nebraska (the "South Sioux City System") and Three Rivers, Schoolcraft/Vicksburg, Constantine/White Pigeon, Dowagiac, Watervliet and Vandalia, Michigan (the "Southwestern Michigan System"). Until January 1997, the Venture also owned a cable television system serving the cities of Broomfield and Brighton, the town of Lochbuie, and portions of unincorporated Adams, Boulder and Weld Counties, all in the State of Colorado (the "Brighton/Broomfield System"). The Clearlake Oaks System, Myrtle Creek System, South Sioux City System and the Southwestern Michigan System may hereinafter collectively be referred to as the "Systems."

     One of the primary objectives of the Partnership is to provide quarterly cash distributions to its partners. Such cash returns are primarily from cash generated through the operating activities of the Venture and from the distributions made to the Partnership from the Venture. As a result of the sale of the Orangeburg System, the Partnership's quarterly cash distributions will be limited to distributions received by the Partnership from the Venture. The Venture expects to refinance its credit facility and, as a result of the refinancing, the Venture anticipates that it will resume distributions from cash flow in the second quarter of 1997. The level of future distributions, if any, will be determined on a quarter-by-quarter basis. As described below, the limited partners received a distribution of a portion of the net proceeds from the Orangeburg System sale in April 1996, and the limited partners will receive a distribution from a portion of the net proceeds from the sale by the Venture of the Brighton/Broomfield System.

     DISPOSITIONS OF CABLE TELEVISION SYSTEMS.

     Orangeburg System.  On February 28, 1996, the Partnership sold the
     ------------------
Orangeburg System to Jones Cable Holdings, Inc., a wholly owned subsidiary of the General Partner, for a sales price of $18,347,667. The sales price was the average of three separate, independent appraisals of the fair market value of the Orangeburg System. Proceeds from the sale of the Orangeburg System were used to repay all of the Partnership's indebtedness, which totaled approximately $6,866,000, and in April 1996 the Partnership distributed the remaining net proceeds, which totaled approximately $11,105,000, to its limited partners pursuant to the partnership agreement. The distribution of $11,105,000 represented a return to each limited partner of approximately $265 for each $1,000 invested in the Partnership. This amount is in addition to the $328 per $1,000 invested in the Partnership already returned to the limited partners through prior distributions. The Partnership will retain its interest in the Venture. No vote of the limited partners of the Partnership was required in connection with this transaction because the assets of the Orangeburg System did not constitute all or substantially all of the Partnership's assets.

     On February 29, 1996, Jones Cable Holdings, Inc., pursuant to an asset exchange agreement (the "TWEAN Exchange Agreement") with Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN"), an unaffiliated cable television system operator, conveyed to TWEAN the Orangeburg System along with certain other properties and cash in the amount of $3,500,000. In return, Jones Cable Holdings, Inc. received from TWEAN the cable television systems serving Andrews Air Force Base, Capitol Heights, Cheltenham, District Heights, Fairmount Heights, Forest Heights, Morningside, Seat Pleasant, Upper Marlboro, and portions of Prince George's County, all in Maryland, and portions of Fairfax County, Virginia.

     Brighton/Broomfield System.  On January 24, 1997, the Venture sold
     --------------------------
substantially all of the assets, property and business of the Venture relating to the Brighton/Broomfield System to Tele-Vue Systems, Inc., an affiliate of Tele-Communications, Inc. (the "Purchaser"), for a sales price of $35,000,000, subject to customary closing adjustments. The Purchaser is not affiliated with the Venture or with the General Partner. The Venture has distributed approximately $15,000,000 to the Partnership and Fund 1-C, which amount represents the net sale proceeds following the Venture's repayment of a portion of its credit facility. The Partnership received $5,965,360 in such distribution and, in turn, distributed such amount (approximately $142 per each $1,000 invested in the Partnership) of the net sale proceeds to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership did not return the amount initially contributed by the limited partners to the Partnership plus the preferred distribution provided under the Partnership's limited partnership agreement, the General Partner did not receive a distribution from the sale proceeds. The Jones Group, Ltd., a subsidiary of the General Partner, received a brokerage fee from the Venture of $875,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction. Because the sale of the Brighton/Broomfield System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

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

     REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Systems. At December 31, 1996, the Systems' monthly basic service rates ranged from $7.03 to $18.00, monthly basic and tier ("basic plus") service rates ranged from $20.97 to $24.43 and monthly premium services ranged from $3.95 to $10.95 per premium service. In addition, the Venture earns revenues from the Systems' pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $5.00 to $45.00; however, from time to time the Systems have followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty.
For the year ended December 31, 1996, of the total fees received by the Systems, basic service and tier service fees accounted for approximately 74% of total revenues, premium service fees accounted for approximately 14% of total revenues, pay-per-view fees were approximately 2% of total revenues, advertising fees were approximately 3% of total revenues and the remaining 7% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Venture is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Systems.

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

     The Venture holds 51 franchises relating to the Systems. These franchises provide for the payment of fees to the issuing authorities and generally range from 3% to 5% of the gross revenues of a cable television system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

     The Venture has never had a franchise revoked. The Venture is currently negotiating the renewal of five franchises that are either operating under extensions or will expire prior to December 31, 1997, and the General Partner has no reason to believe that such franchises will not be renewed in due course. The General Partner recently has experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals. Some of the issues involved in recent renewal negotiations include rate regulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements.

     COMPETITION. Cable television systems currently experience competition from several sources.

     Broadcast Television.  Cable television systems have traditionally competed
     ---------------------
with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an "off-air" antenna. The extent of such competition is dependent in part upon the quality and quantity of signals available by such antenna reception as compared to the services provided by the local cable system. Accordingly, it has generally been less difficult for cable operators to obtain higher penetration rates in rural areas where signals available off-air are limited, than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems.

     Traditional Overbuild.  Cable television franchises are not exclusive, so
     ---------------------
that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The General Partner has experienced overbuilds in connection with certain systems that it has owned or managed for limited partnerships, and currently there are overbuilds in the systems owned or managed by the General Partner. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas.

     DBS.  High-powered direct-to-home satellites have made possible the wide-
     ---
scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years and additional entrants are expected. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite network and other program services which are competitive to those of cable television systems. DBS cannot currently offer its subscribers local programming, although at least one future DBS entrant is attempting to offer customers regional delivery of local broadcast signals. In addition to emerging high-powered DBS competition, cable television systems face competition from a major medium-powered satellite distribution provider and several low-powered providers, whose service requires use of much larger home satellite dishes. Not all subscribers terminate cable television service upon acquiring a DBS system. The General Partner has observed that there are DBS subscribers that also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local programming not available through DBS service. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the ability of DBS providers to overcome certain legal and technical hurdles and the availability of equipment at reasonable prices.

     Telephone.  Federal cross-ownership restrictions historically limited entry
     ---------
by local telephone companies into the cable television business. The 1996 Telecommunications Act (the "1996 Telecom Act") eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. Ameritech, one of the seven regional Bell Operating Companies ("BOCs"), which provides telephone service in a multi-state region including Illinois, has been the most active BOC in seeking local cable franchises within its service area. It has already begun cable service in Naperville, Illinois and has also obtained franchises for Glen Ellyn and Vernon Hills, Illinois, all of which are currently served by cable systems owned by three partnerships managed by the General Partner. The General Partner cannot predict at this time the extent of telephone company competition that will emerge to owned or managed cable television systems. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the General Partner's owned and managed systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect.

     Private Cable.  Additional competition is provided by private cable
     -------------
television systems, known as Satellite Master Antenna Television (SMATV), serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners and homeowners associations, which may preclude operators of franchised systems from serving residents of such private complexes. Private cable systems that do not cross public rights of way are free from the federal, state and local regulatory requirements imposed on franchised cable television operators. In some cases, the Venture has been unable to provide cable television service to buildings in which private operators have secured exclusive contracts to provide video and telephony services. The Venture is interested in providing these same services, but expects that the market to install and provide these services in multi-unit buildings will continue to be highly competitive.

     MMDS.  Cable television systems also compete with wireless program
     ----
distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration. Wireless cable systems are now in direct competition with cable television systems in several areas of the country, including the system in Pima County, Arizona owned by the General Partner. Telephone companies have recently acquired or invested in wireless companies, and may use MMDS systems to provide services within their service areas in lieu of wired delivery systems. Enthusiasm for MMDS has waned in recent months, however, as Bell Atlantic and NYNEX have suspended their investment in two major MMDS companies. To date, the Venture has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with the Venture's cable television systems. A series of actions taken by the FCC, however, including reallocating certain frequencies to the wireless services, are intended to facilitate the development of wireless cable television systems as an alternative means of distributing video programming. The FCC recently held auctions for spectrum that will be used by wireless operators to provide additional channels of programming over larger distances. In addition, an emerging technology, Local Multipoint Distribution services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. LMDS, sometimes referred to as cellular television, could have the capability of delivering more than 100 channels of video programming to a subscriber's home. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

     Cable television systems are also in competition, in various degrees with other communications and entertainment media, including motion pictures and home video cassette recorders.

REGULATION AND LEGISLATION
--------------------------

     The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The new 1996 Telecom Act alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation.

     The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Venture's operations. This section briefly summarizes key laws and regulations affecting the operation of the Venture's cable systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Venture.

     Cable Rate Regulation.  The 1992 Cable Act imposed an extensive rate
     ---------------------
regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

     Although the FCC rules control, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government ("PEG") access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services. The 1996 Telecom Act allows operators to aggregate costs for broad categories of equipment across geographic and functional lines. This change should facilitate the introduction of new technology.

     The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered
programming.   Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two rate complaints from local subscribers and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

     Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. Federal law requires that the BST be offered to all cable subscribers, but limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

     The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. It also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

     Cable Entry Into Telecommunications.  The 1996 Telecom Act provides that no
     -----------------------------------
state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning in 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

     Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. Review of the FCC's initial interconnection order is now pending before the Eighth Circuit Court of Appeals.

     Telephone Company Entry Into Cable Television.  The 1996 Telecom Act allows
     ---------------------------------------------
telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the BOCs, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service. As described above, the General Partner is now witnessing the beginning of LEC competition in a few of its cable communities.

     Under the 1996 Telecom Act, a LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities.

     Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

     Electric Utility Entry Into Telecommunications/Cable Television.  The 1996
     ---------------------------------------------------------------
Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

     Additional Ownership Restrictions.  The 1996 Telecom Act eliminates
     ---------------------------------
statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Telecom Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. In January 1995, however, the FCC adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

     Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review.

     There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems. Section 310(b)(4) of the Communications Act does, however, prohibit foreign ownership of FCC broadcast and telephone licenses, unless the FCC concludes that such foreign ownership is consistent with the public interest. BCI's investment in the General Partner could, therefore, adversely affect any plan to acquire FCC broadcast or common carrier licenses. The Partnership, however, does not currently plan to acquire such licenses.

     Must Carry/Retransmission Consent.  The 1992 Cable Act contains broadcast
     ---------------------------------
signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Venture's business.
Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for satellite-delivered independent "superstations" such as WTBS). The constitutionality of the must carry requirements has been challenged and is awaiting a decision from the U.S. Supreme Court.

     Access Channels.  LFAs can include franchise provisions requiring cable
     ---------------
operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 which mandate a modest rate reduction and could make commercial leased access a more attractive option to third party programmers.

     Access to Programming.  To spur the development of independent cable
     ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies.

     Other FCC Regulations.  In addition to the FCC regulations noted above,
     ---------------------
there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. The FCC is expected to impose new Emergency Alert System requirements on cable operators this year. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

     Two pending FCC proceedings of particular competitive concern involve inside wiring and navigational devices. The former rulemaking is considering ownership of cable wiring located inside multiple dwelling unit complexes. If the FCC concludes that such wiring belongs to, or can be unilaterally acquired by the complex owner, it will become easier for complex owners to terminate service from the incumbent cable operator in favor of a new entrant. The latter rulemaking is considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

     Copyright.  Cable television systems are subject to federal copyright
     ---------
licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool (that varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Venture's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to BMI and is negotiating a similar arrangement with ASCAP. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

     State and Local Regulation.  Cable television systems generally are
     --------------------------
operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way.
Federal law now prohibits franchise authorities from granting exclusive
franchises or from unreasonably refusing to award additional franchises.   Cable
franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

     The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5% of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

     Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.

     GENERAL. The Venture's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Venture's business. The Systems have had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Systems is not significant. The Venture's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

     The Venture does not depend to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. Neither the Venture nor the Partnership has any employees because all properties are managed by employees of the General Partner. The General Partner has engaged in research and development activities relating to the provision of new services but the amount of the Venture's funds expended for such research and development has never been material.

     Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Venture.


                              ITEM 2.  PROPERTIES
                              -------------------

     The cable television systems owned by the Venture are described below:

                SYSTEM                  ACQUISITION DATE
                ------                  ----------------
   Myrtle Creek System                  December 1987
   Clearlake Oaks System                December 1987
   South Sioux City System              February 1988
   Southwestern Michigan System         September 1988

     The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the Systems. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1996, the Clearlake Oaks System operated cable plant passing approximately 27,800 homes, with an approximate 62% penetration rate, the South Sioux City System operated cable plant passing approximately 9,000 homes, with an approximate 69% penetration rate, the Myrtle Creek System operated cable plant passing approximately 9,100 homes, with an approximate 72% penetration rate, and the Southwestern Michigan System operated cable plant passing approximately 27,000 homes, with an approximate 62% penetration rate. Figures for numbers of subscribers and homes passed are compiled from the General Partner's records and may be subject to adjustments.

CLEARLAKE OAKS SYSTEM                   At December 31,
---------------------             --------------------------
                                    1996     1995     1994
                                    ----     ----     ----
Monthly basic plus service rate    $ 22.45  $ 21.30  $ 20.05
Basic subscribers                   17,287   17,446   17,267
Pay units                            6,410    6,291    5,859

                                         At December 31,
                                  --------------------------
MYRTLE CREEK SYSTEM                 1996     1995     1994
-------------------                 ----     ----     ----
Monthly basic plus service rate    $ 22.07  $ 21.23  $ 18.93
Basic subscribers                    6,582    6,500    6,293
Pay units                            3,957    3,966    4,014

SOUTH SIOUX CITY SYSTEM                  At December 31,
-----------------------            -------------------------
                                     1996     1995     1994
                                     ----     ----     ----
Monthly basic plus service rate    $ 22.99  $ 22.06  $ 21.56
Basic subscribers                    6,302    5,944    5,730
Pay units                            4,094    4,028    3,699

SOUTHWESTERN MICHIGAN SYSTEM             At December 31,
----------------------------       -------------------------
                                     1996     1995     1994
                                     ----     ----     ----
Monthly basic plus service rate    $ 24.42  $ 22.75  $ 21.69
Basic subscribers                   16,923   16,717   15,832
Pay units                           10,001   11,098   10,328

                          ITEM 3.  LEGAL PROCEEDINGS
                          --------------------------

     None.


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ------------------------------------------------------------

     None.

                                   PART II.
                                   --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

     While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of February 14, 1997, the approximate number of equity security holders in the Partnership was 4,486.

Item 6.  Selected Financial Data
--------------------------------

                                                                                For the Year Ended December 31,
                                                        -----------------------------------------------------------------------
Jones Cable Income Fund 1-B, Ltd.                            1996            1995          1994          1993          1992
---------------------------------                       ---------------  ------------  ------------  ------------  ------------
Revenues                                                   $   862,911     $ 4,920,983   $ 4,484,892   $ 4,341,380   $ 4,163,690
Depreciation and Amortization                                  227,488       1,335,945     1,367,809     1,691,043     1,931,255
Operating Income (Loss)                                       (202,060)         36,281      (184,959)     (446,056)     (696,084)
Equity in net loss of cable television joint venture       (1,185,182)      (1,738,404)   (1,949,794)   (1,753,583)   (1,639,873)
Net Income (Loss)                                           9,816,941/(a)/  (2,224,727)   (2,592,181)   (2,623,378)   (3,032,014)
Net Income (Loss) per Limited Partnership Unit                   113.50         (26.26)       (30.59)       (30.96)       (35.78)
Distributions per Limited Partnership Unit                       132.38             -             -          20.48         19.39
Weighted Average Number of
  Limited Partnership Units Outstanding                         83,884        83,884        83,884        83,884        83,884
General Partner's Deficit                                      (13,057)     (309,119)     (276,772)     (250,850)     (207,264)
Limited Partners' Capital                                    1,176,079     2,760,075     5,962,555     8,528,814    12,843,958
Total Assets                                                 1,163,022     9,994,303    11,874,378    14,590,808    19,020,685
Debt                                                                 -     6,866,146     3,544,000     3,547,767     3,525,945
General Partner Advances                                             -             -     2,162,870     1,944,230     1,994,401


                                                                                For the Year Ended December 31,
                                                        ----------------------------------------------------------------------
Jones Cable Income Fund 1-B/C Venture                       1996          1995          1994          1993          1992
---------------------------------------                 ------------  ------------  ------------  ------------  ------------

Revenues                                                 $24,624,270   $22,867,228   $21,121,787   $20,350,776   $18,848,345
Depreciation and Amortization                              7,919,508     8,951,345     8,632,481     8,787,240     9,131,442
Operating Income (Loss)                                      161,479    (1,244,929)   (2,243,001)   (2,397,832)   (2,216,442)
Net Loss                                                  (2,980,092)   (4,371,145)   (4,902,676)   (4,409,310)   (4,123,392)
Partner's Capital                                          2,934,909     5,915,001    10,286,146    15,188,822    23,918,132
Total Assets                                              47,556,243    50,844,037    54,545,774    58,148,834    62,614,638
Debt                                                      42,559,250    43,104,090    42,383,339    36,298,318    35,635,061
Advances from Jones Intercable, Inc.                         284,390       109,893        66,224     4,068,472       602,765

(a) Net income resulted primarily from the sale of the Orangeburg System by Jones Cable Income Fund 1-B, Ltd. in February 1996.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     The following discussion of Jones Cable Income Fund 1-B, Ltd.'s (the "Partnership") and Jones Cable Income Fund 1-B/C Venture's (the "Venture") financial condition and results of operations contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Partnership's and Venture's actual results may differ significantly from the results predicted in such forward-looking statements.

FINANCIAL CONDITION
-------------------

Jones Cable Income Fund 1-B, Ltd. -
---------------------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Partnership sold the Orangeburg System in February 1996 and the Venture sold its Colorado Systems in January 1997. No specific dates or terms have yet been set for the sale of the Venture's remaining systems. There can be no assurance as to the timing or terms of any sale.

     On February 28, 1996, the Partnership sold the Orangeburg System to a subsidiary of the General Partner for $18,347,667. The sales price represented the average of three separate, independent appraisals of the Orangeburg System. The Partnership used the net sales proceeds to pay all of its indebtedness, which totaled approximately $6,866,000, and the Partnership distributed the remaining net sales proceeds, which totaled approximately $11,105,000, to its limited partners pursuant to the terms of the Partnership's partnership agreement in April 1996. This distribution represented a return to each limited partner of approximately $265 for each $1,000 invested in the Partnership. This amount was in addition to the $328 per $1,000 invested in the Partnership already returned to the limited partners through prior operating cash flow distributions. The Partnership will retain its interest in the Venture.

Jones Cable Income Fund 1-B/C Venture -
-------------------------------------

     The Partnership continues to own a 40 percent interest in the Venture. The investment is accounted for under the equity method. When compared to the December 31, 1995 balance, this investment has decreased by $1,185,182. This decrease represents the Partnership's proportionate share of losses during 1996. The Venture's losses, which are principally the result of depreciation and amortization charges, are expected to continue.

     The Venture's financial condition is significant to the Partnership and should be reviewed in conjunction with this discussion.

     On January 24, 1997, the Venture sold the Colorado Systems to an unaffiliated party for a sales price of $35,000,000, subject to customary closing adjustments. The Venture distributed $15,000,000 to the Partnership and Jones Cable Income Fund 1-C, Ltd. ("Fund 1-C") in February 1997, which amount represents the net sale proceeds following the Venture's repayment of a portion of the balance outstanding of its credit facility. The Partnership received $5,965,360 and Fund 1-C received $9,034,640 in such distribution. The Partnership, in turn, distributed the $5,965,360 (approximately $142 per each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions, did not return the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner did not receive a distribution from the sale proceeds. The Jones Group, Ltd., a subsidiary of Intercable, received a brokerage fee from the Venture of $875,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction. Because the sale of the Colorado Systems did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale. The Venture will continue to own and operate its systems in California, Oregon, Nebraska and Michigan.

     For the year ended December 31, 1996, the Venture generated net cash from operating activities totaling $4,984,665, which is available to fund capital expenditures and non-operating costs. During 1996, capital improvements within the Venture's operating systems totaled approximately $4,618,000. Approximately 51 percent was for the construction of service drops to subscribers' homes and approximately 23 percent of these expenditures was for the construction of new cable plant. The remainder of these expenditures related to various system enhancements and improvements in all of the Venture's systems. Funding for these expenditures was provided by borrowings under the Venture's credit facility and cash generated from operations. Anticipated capital expenditures for 1997 are approximately $3,069,000. Construction of service drops to homes will account for approximately 37 percent of the anticipated expenditures and construction of new cable plant will account for approximately 30 percent of the anticipated expenditures. The remainder of the expenditures will relate to other various enhancements in all of the Venture's remaining systems. Funding for these expenditures is expected to come from cash generated from operations and available borrowings under the Venture's credit facility.

     At December 31, 1996, the Venture's $45,000,000 credit facility had $42,200,000 outstanding, leaving $2,800,000 of available borrowings. Although the revolving credit facility matures on May 31, 1997, the General Partner negotiated a new $27,500,000 reducing revolving credit facility, which subject to the completion of closing documentation related to the new reducing revolving credit facility, will extend the revolving credit period to June 30, 2005. The Partnership used a portion of the proceeds from the sale of the Colorado Systems to repay a portion of the balance outstanding of its then-existing credit facility. As a result of such repayment, the Venture's credit facility had an outstanding balance of $24,200,000 prior to the General Partner's negotiations for the new reducing revolving credit facility. Interest on outstanding principal on the new reducing revolving credit facility is calculated at the Venture's option of the Base Rate plus 3/8 percent, the Euro-Rate plus 1-3/8 percent or the Certificate of Deposit Rate plus 1-1/2 percent. The effective interest rates on amounts outstanding as of December 31, 1996 and 1995 were 7.03 percent and 7.38 percent, respectively.

     One of the primary objectives of the Venture is to provide quarterly cash distributions to the Venture partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn seek to provide quarterly cash distributions to their partners. The Venture's credit facility had a maximum amount available of $45,000,000, of which $42,200,000 was outstanding on December 31, 1996. This limits the amount of borrowings available to the Venture to fund capital expenditures; therefore, the Venture used cash generated from operations to fund capital expenditures and did not declare any distributions in 1996, 1995 or 1994. As a result of the sale of the Colorado Systems and the renegotiated reducing revolving credit facility, the Venture will announce future distributions on a quarter-by-quarter basis; however, no determination has been made regarding any specific level of future distributions.

     The General Partner believes that the Venture has sufficient sources of capital available from cash generated from operations and from borrowings available under its credit facility to meet its anticipated needs.

RESULTS OF OPERATIONS
---------------------

Jones Cable Income Fund 1-B, Ltd. -
---------------------------------

     On February 28, 1996, the Partnership sold the Orangeburg System, which was the Partnership's only directly held system. The Partnership's continuing operations are represented by its 40 percent interest in the Venture.

Jones Cable Income Fund 1-B/C Venture -
-------------------------------------

1996 Compared to 1995-

     Revenues of the Venture increased $1,757,042, or approximately 8 percent, to $24,624,270 in 1996 from $22,867,228 in 1995. The increase in revenues was primarily a result of basic service rate increases and an increase in the number of basic subscribers. Basic service rate increases accounted for approximately 32 percent of the increase in revenues. An increase in the number of basic subscribers accounted for approximately 22 percent of the increase in revenues. The number of basic subscribers totaled 66,002 at December 31, 1996, compared to 64,738 at December 31, 1995, an increase of 1,264, or approximately 2 percent. No other individual factor contributed significantly to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $1,334,639, or approximately 11 percent, to $13,684,546 in 1996 from $12,349,907 in 1995. Operating expenses represented 56 percent of revenue in 1996 compared to 54 percent in 1995. The increase in operating expenses was due primarily to increases in programming fees. No other individual factor was significant to the increase in operating expenses.

     Management fees and allocated overhead from the General Partner increased $47,832, or approximately 2 percent, to $2,858,737 in 1996 from $2,810,905 in
1995, due to the increase in revenues, upon which such fees are based.

     Depreciation and amortization expense decreased $1,031,837, or approximately 12 percent, to $7,919,508 in 1996 from $8,951,345 in 1995. This decrease was due to the decrease in the Venture's depreciable asset base.

     The Venture reported operating income of $161,479 in 1996 compared to an operating loss of $1,244,929 in 1995. This change was a result of the increase in revenues and decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating income before depreciation and amortization. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $374,571 or approximately 5 percent, to $8,080,987 in 1996 from $7,706,416 in 1995. This increase was the result of the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense decreased $280,784, or approximately 8 percent, to $3,110,571 in 1996 from $3,391,355 in 1995. This decrease was due to lower outstanding balances on interest bearing obligations and lower interest rates on outstanding obligations.

     Net loss decreased $1,391,053, or approximately 32 percent, to $2,980,092 in 1996 from $4,371,145 in 1995. This loss was due to the factors discussed above.

1995 Compared to 1994-

     Revenues of the Venture increased $1,745,441, or approximately 8 percent, to $22,867,228 in 1995 from $21,121,787 in 1994. An increase in the number of basic subscribers accounted for approximately 39 percent of the increase in revenues. The number of basic subscribers totaled 64,738 at December 31, 1995, compared to 62,467 at December 31, 1994, an increase of 2,271, or approximately 4 percent. Basic service rate increases accounted for approximately 35 percent of the increase in revenues. No other individual factor contributed significantly to the increase in revenues.

     Operating expenses increased $332,399, or approximately 3 percent, to $12,349,907 in 1995 from $12,017,508 in 1994. Operating expenses represented 54 percent of revenue in 1995 compared to 57 percent in 1994. The increase in operating expenses was due primarily to increases in programming fees which increased approximately 10 percent from 1994 to 1995. No other individual factor was significant to the increase in operating expenses.

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

     Operating loss decreased $998,072, or approximately 45 percent, to $1,244,929 in 1995 from $2,243,001 in 1994. This decrease was a result of the increase in revenues exceeding the increases in operating expenses, depreciation and amortization expense and management fees and allocated overhead from the General Partner.

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

     Net loss decreased $531,531, or approximately 11 percent, to $4,371,145 in 1995 from $4,902,676 in 1994. These losses were due to the factors discussed above.

Item 8.  Financial Statements
-----------------------------


                     JONES CABLE INCOME FUND 1-B, LTD. AND
                     -------------------------------------
                     JONES CABLE INCOME FUND 1-B/C VENTURE
                     -------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                        AS OF DECEMBER 31, 1996 AND 1995
                        --------------------------------

                                     INDEX
                                     -----


                                                Page
                                               -----

                                             1-B  1-B/C
                                             ---  -----

Report of Independent Public Accountants      19     30

Balance Sheets                                20     31

Statements of Operations                      22     33

Statements of Partners' Capital (Deficit)     23     34

Statements of Cash Flows                      24     35

Notes to Financial Statements                 25     36

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Jones Cable Income Fund 1-B, Ltd.:

        We have audited the accompanying balance sheets of JONES CABLE INCOME FUND 1-B, LTD. (a Colorado limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Cable Income Fund 1-B, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                         ARTHUR ANDERSEN LLP


Denver, Colorado,
March 7, 1997.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                              December 31,
                                                                        -----------------------

                     ASSETS                                                1996         1995
                     ------                                             ----------  -----------

CASH                                                                    $      145  $    54,135

RECEIVABLES:
  Trade receivables, less allowance for doubtful
    receivables of $-0- and $17,594 at
    December 31, 1996 and 1995, respectively                                     -      247,500

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                         -   11,934,307
    Less- accumulated depreciation                                               -   (5,878,915)
                                                                        ----------  -----------

                                                                                 -    6,055,392

  Subscriber lists and other intangible assets, net of
    accumulated amortization of $-0- and $3,518,302 at
    December 31, 1996 and 1995, respectively                                     -    1,240,298
  Investment in cable television joint venture                           1,162,877    2,348,059
                                                                        ----------  -----------

                     Total investment in cable television properties     1,162,877    9,643,749

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                  -       48,919
                                                                        ----------  -----------

                     Total assets                                       $1,163,022  $ 9,994,303
                                                                        ==========  ===========

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                       December 31,
                                                               ----------------------------

          LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)              1996           1995
          -------------------------------------------          ------------   ------------

LIABILITIES:
  Debt                                                         $          -   $  6,866,146
  Trade accounts payable and accrued liabilities                          -        389,119
  Accrued distribution to limited partners                                -        250,000
  Subscriber prepayments                                                  -         38,082
                                                               ------------   ------------

                     Total liabilities                                    -      7,543,347
                                                               ------------   ------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                               1,000          1,000
    Accumulated earnings (deficit)                                   96,162       (199,900)
    Distributions                                                  (110,219)      (110,219)
                                                               ------------   ------------

                                                                    (13,057)      (309,119)
                                                               ------------   ------------

  Limited Partners-
    Net contributed capital (83,884 units outstanding
      at December 31, 1996 and 1995)                             34,449,671     34,449,671
    Accumulated deficit                                         (10,151,011)   (19,671,890)
    Distributions                                               (23,122,581)   (12,017,706)
                                                               ------------   ------------

                                                                  1,176,079      2,760,075
                                                               ------------   ------------

          Total liabilities and partners' capital (deficit)    $  1,163,022   $  9,994,303
                                                               ============   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                             Year Ended December 31,
                                                     ---------------------------------------
                                                         1996          1995          1994
                                                     -----------   -----------   -----------
REVENUES                                             $   862,911   $ 4,920,983   $ 4,484,892

COSTS AND EXPENSES:
  Operating expense                                      730,908     2,941,756     2,720,750
  Management fees and allocated overhead
    from General Partner                                 106,575       607,001       572,292
  Depreciation and amortization                          227,488     1,335,945     1,376,809
                                                     -----------   -----------   -----------

OPERATING INCOME (LOSS)                                 (202,060)       36,281      (184,959)
                                                     -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                      (123,888)     (524,050)     (391,583)
  Gain on sale of cable television system             11,122,663             -             -
  Other, net                                             205,408         1,446       (65,845)
                                                     -----------   -----------   -----------

                     Total other income (expense)     11,204,183      (522,604)     (457,428)
                                                     -----------   -----------   -----------

INCOME (LOSS) BEFORE EQUITY IN NET
  INCOME (LOSS) OF CABLE TELEVISION
  JOINT VENTURE                                       11,002,123      (486,323)     (642,387)

EQUITY IN NET LOSS OF CABLE
  TELEVISION JOINT VENTURE                            (1,185,182)   (1,738,404)   (1,949,794)
                                                     -----------   -----------   -----------

NET INCOME (LOSS)                                    $ 9,816,941   $(2,224,727)  $(2,592,181)
                                                     ===========   ===========   ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                    $   296,062   $    22,247   $   (25,922)
                                                     ===========   ===========   ===========

  Limited Partners                                   $ 9,520,879   $(2,202,480)  $(2,566,259)
                                                     ===========   ===========   ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                   $    113.50   $(26.26)      $(30.59)
                                                     ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                           83,884        83,884        83,884
                                                     ===========   ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   ----------------------------------------


                                        Year Ended December 31,
                                ----------------------------------------
                                     1996          1995          1994
                                ------------   -----------   -----------
GENERAL PARTNER:
  Balance, beginning of year    $   (309,119)  $  (276,772)  $  (250,850)
  Distributions                            -       (10,100)            -
  Net income (loss) for year         296,062       (22,247)      (25,922)
                                ------------   -----------   -----------

  Balance, end of year          $    (13,057)  $  (309,119)  $  (276,772)
                                ============   ===========   ===========


LIMITED PARTNERS:
  Balance, beginning of year    $  2,760,075   $ 5,962,555   $ 8,528,814
  Distributions                  (11,104,875)   (1,000,000)            -
  Net income (loss) for year       9,520,879    (2,202,480)   (2,566,259)
                                ------------   -----------   -----------

  Balance, end of year          $  1,176,079   $ 2,760,075   $ 5,962,555
                                ============   ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                                   Year Ended December 31,
                                                                            ----------------------------------------
                                                                                 1996          1995          1994
                                                                            ------------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $  9,816,941   $(2,224,727)  $(2,592,181)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                              227,488     1,335,945     1,376,809
      Equity in net loss of cable television joint venture                     1,185,182     1,738,404     1,949,794
      Gain on sale of cable television system                                (11,122,663)            -             -
      Decrease (increase) in trade receivables                                   247,500       (79,913)      (48,788)
      Decrease (increase) in deposits, prepaid expenses and
        deferred charges                                                          48,919       (54,409)      (17,083)
      Increase (decrease) in trade accounts payable and
        accrued liabilities and subscriber prepayments                          (427,201)      (54,524)       90,378
                                                                            ------------   -----------   -----------

                     Net cash provided by (used in) operating activities         (23,834)      660,776       758,929
                                                                            ------------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                       (156,802)   (1,132,756)     (901,452)
  Proceeds from sale of cable television system                               18,347,667             -       429,500
                                                                            ------------   -----------   -----------

                     Net cash provided by (used in)
                       investing activities                                   18,190,865    (1,132,756)     (471,952)
                                                                            ------------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                             -     6,852,071        16,830
  Repayment of debt                                                           (6,866,146)   (3,529,925)      (20,597)
  Distributions to limited partners                                          (11,104,875)   (1,000,000)            -
  Increase (decrease) in accrued distributions to
    limited partners                                                            (250,000)      250,000      (429,500)
  Increase (decrease) in advances from General Partner                                 -    (2,162,870)      218,640
                                                                            ------------   -----------   -----------

                     Net cash provided by (used in)
                       financing activities                                  (18,221,021)      409,276      (214,627)
                                                                            ------------   -----------   -----------

Increase (decrease) in cash                                                      (53,990)      (62,704)       72,350

Cash, beginning of year                                                           54,135       116,839        44,489
                                                                            ------------   -----------   -----------

Cash, end of year                                                           $        145   $    54,135   $   116,839
                                                                            ============   ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                             $    220,222   $   463,280   $   360,569
                                                                            ============   ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

(1)  ORGANIZATION AND PARTNERS' INTERESTS
     ------------------------------------

     Formation and Business
     ----------------------

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

     Cable Television System Sales
     -----------------------------

     On February 28, 1996, the Partnership sold the cable television system serving the community of Orangeburg, South Carolina (the "Orangeburg System") to a subsidiary of the General Partner for $18,347,667. The sales price represented the average of three separate, independent appraisals of the Orangeburg System. The Partnership used the net sales proceeds to pay all of its indebtedness, which totaled approximately $6,866,000, and the Partnership distributed the remaining net sales proceeds, which totaled approximately $11,105,000, to its limited partners pursuant to the terms of the Partnership's partnership agreement in April 1996. This distribution represented a return to each limited partner of approximately $265 for each $1,000 invested in the Partnership. This amount was in addition to the $328 per $1,000 invested in the Partnership already returned to the limited partners through prior operating cash flow distributions. The Partnership will retain its interest in the Venture.

        The pro forma effect of the sale of the Orangeburg System on the results of the Partnership's operations for the years ended December 31, 1996 and 1995, assuming the transaction had occurred at the beginning of the year, is presented in the following unaudited tabulation:

                              For the Year Ended December 31, 1996
                           -----------------------------------------

                                           Pro Forma
                           As Reported    Adjustments    Pro Forma
                           ------------  -------------  ------------

Revenues                   $   862,911   $   (862,911)  $         -
                           ===========   ============   ===========

Operating Income           $  (202,060)  $    202,060   $         -
                           ===========   ============   ===========

Net Income (Loss)          $ 9,816,941   $(11,002,123)  $(1,185,182)
                           ===========   ============   ===========

                              For the Year Ended December 31, 1995
                           ----------------------------------------

                                          Pro Forma
                           As Reported   Adjustments    Pro Forma
                           -----------   ------------   -----------

Revenues                   $ 4,920,983   $ (4,920,983)  $         -
                           ===========   ============   ===========

Operating Income           $    36,281   $    (36,281)  $         -
                           ===========   ============   ===========

Net Loss                   $(2,224,727)  $    485,901   $(1,738,404)
                           ===========   ============   ===========

     Contributed Capital
     -------------------

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

     Cable Television System Acquisition
     -----------------------------------

     At December 31, 1996, the Partnership owned a 40 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"), through a capital contribution made to the Venture in November 1987 of $24,220,000. The Venture acquired cable television systems in Colorado, Oregon and California on December 31, 1987 and in Colorado, Nebraska and Michigan during 1988. The Venture incurred losses of $2,980,092, $4,371,145 and $4,902,676 in 1996, 1995 and 1994, respectively, of which $1,185,182, $1,738,404 and $1,949,794, respectively, were allocated to the Partnership.

     On January 24, 1997, the Venture sold the cable television system serving the areas in and around Brighton, Broomfield and Boulder County, Colorado (the "Colorado Systems") to an unaffiliated party for a sales price of $35,000,000, subject to customary closing adjustments. The Venture distributed $15,000,000 to the Partnership and Jones Cable Income Fund 1-C, Ltd. ("Fund 1-C") in February 1997, which amount represents the net sale proceeds following the Venture's repayment of a portion of its credit facility. The Partnership received $5,965,360 and Fund 1-C received $9,034,640 in such distribution.
The Partnership, in turn, distributed the $5,965,360 (approximately $142 per each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner did not receive a distribution from the sale proceeds. The Jones Group, Ltd., a subsidiary of Intercable, received a brokerage fee from the Venture of $875,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction. Because the sale of the Colorado Systems did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale. The Venture will continue to own and operate its systems in California, Oregon, Nebraska and Michigan.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Accounting Records
     ------------------

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

     Investment in Cable Television Joint Venture
     --------------------------------------------

     The Partnership's investment in the Venture is accounted for under the equity method. The operations of the Venture are significant to the Partnership and should be reviewed in conjunction with these financial statements.
Reference is made to the accompanying financial statements of the Venture on pages 31 to 41.

     Property, Plant and Equipment
     -----------------------------

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

     Intangible Assets
     -----------------

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

               Subscriber lists                        3 years
               Favorable leaseholds                    4 years
               Costs in excess of interests in
                net assets purchased                  31 years

     Revenue Recognition
     -------------------

     Subscriber prepayments are initially deferred and recognized as revenue when earned.

     Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to conform to the 1996 presentation.

(3)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
     ----------------------------------------------------

     Management Fees, Distribution Ratios and Reimbursements
     -------------------------------------------------------

     The General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged during the years ended December 31, 1996, 1995 and 1994 (exclusive of the Partnership's 40 percent interest in the Venture) were $43,146, $246,049 and $224,245, respectively.

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

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal, and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries.
Systems owned by the General

Partner and all other systems owned by partnerships for which Intercable is the General partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged to the Partnership by the General Partner for allocated overhead and administrative expenses during the years ended December 31, 1996, 1995 and 1994 (exclusive of the Partnership's 40 percent interest in the Venture) were $63,429, $360,952 and, $348,047, respectively.

     The Partnership was charged interest during 1996 at an average interest rate of 8.58 percent on the amounts due to the General Partner, which approximated the General Partner's weighted average cost of borrowing. Total interest charged to the Partnership by the General Partner during the years ended December 31, 1996, 1995 and 1994 was $65,616, $5,975 and $176,867,
respectively.

     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------

     The Partnership receives programming from Superaudio, Jones Education Company and Product Information Network, all of which are affiliates of the General Partner.

     Payments to Superaudio totaled $1,161, $7,062 and $7,193 in 1996, 1995 and 1994, respectively. Payments to Jones Education Company totaled $1,412, $7,555 and $6,517 in 1996, 1995 and 1994, respectively.

     The Partnership receives a commission from Product Information Network based on a percentage of advertising revenues and number of subscribers. Product Information Network paid commissions to the Partnership totaling $303, $1,755 and $321 in 1996, 1995 and 1994, respectively.

(4)  DISTRIBUTIONS FROM CASH FLOW
     ----------------------------

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

(5)    PROPERTY, PLANT AND EQUIPMENT
       -----------------------------

       Property, plant and equipment as of December 31, 1996 and 1995, consisted of the following:

                                               December 31,
                                            -------------------
                                            1996       1995
                                            -----  ------------

          Cable distribution systems        $   -  $11,094,696
          Equipment and tools                   -      341,933
          Office furniture and equipment        -      114,557
          Buildings                             -       36,333
          Vehicles                              -      344,156
          Land                                  -        2,632
                                            -----  -----------
                                                    11,934,307
          Less-accumulated depreciation         -   (5,878,915)
                                            -----  -----------
                                            $   -  $ 6,055,392
                                            =====  ===========

(6)  DEBT
     ----

     Debt consists of the following:            December 31,
                                            -----------------

                                             1996      1995
                                            -----  ----------
            Lending institutions-
              Revolving credit agreement    $   -  $6,800,000
            Capital lease obligations           -      66,146
                                            -----  ----------

                                            $   -  $6,866,146
                                            =====  ==========

     As discussed in Note (1), on February 28, 1996, the Partnership sold its Orangeburg System and used a portion of the sales proceeds to repay the then-outstanding debt balance. Accordingly, no significant maturities exist.

(7)  INCOME TAXES
     ------------

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

(8)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

     Supplementary profit and loss information for the respective years is presented below:

                                                            Year Ended December 31,
                                                           ----------------------------
                                                             1996      1995      1994
                                                           --------  --------  --------

          Maintenance and repairs                          $ 45,200  $ 38,357  $ 45,139
                                                           ========  ========  ========

          Taxes, other than income and  payroll taxes      $ 12,663  $ 83,754  $ 57,742
                                                           ========  ========  ========

          Advertising                                      $ 14,131  $ 70,108  $ 57,444
                                                           ========  ========  ========

          Depreciation of property, plant and equipment    $162,053  $930,857  $903,483
                                                           ========  ========  ========

          Amortization of intangible assets                $ 65,435  $405,088  $473,326
                                                           ========  ========  ========


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Jones Cable Income Fund 1-B/C Venture:

        We have audited the accompanying balance sheets of JONES CABLE INCOME FUND 1-B/C VENTURE (a Colorado general partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Cable Income Fund 1-B/C Venture as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                         ARTHUR ANDERSEN LLP


Denver, Colorado,
March 7, 1997.

                     JONES CABLE INCOME FUND 1-B/C VENTURE
                     -------------------------------------
                            (A General Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                              December 31,
                                                                      ----------------------------

                     ASSETS                                               1996           1995
                     ------                                           ------------   -------------
CASH                                                                  $    702,640   $    880,728

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $87,075 and $65,022 at December 31, 1996
  and 1995, respectively                                                   530,025        524,740

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                65,758,352     62,220,451
  Less- accumulated depreciation                                       (32,628,107)   (29,056,927)
                                                                      ------------   ------------

                                                                        33,130,245     33,163,524

  Franchise costs, net of accumulated  amortization of $38,696,513
    and $35,608,812 at December 31, 1996 and 1995, respectively         12,801,757     15,889,458
                                                                      ------------   ------------

                  Total investment in cable television properties       45,932,002     49,052,982

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                            391,576        385,587
                                                                      ------------   ------------

                  Total assets                                        $ 47,556,243   $ 50,844,037
                                                                      ============   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                     JONES CABLE INCOME FUND 1-B/C VENTURE
                     -------------------------------------
                            (A General Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                     December 31,
                                                             ----------------------------
         LIABILITIES AND PARTNERS' CAPITAL                       1996           1995
         ---------------------------------                   ------------   -------------
LIABILITIES:
  Debt                                                       $ 42,559,250   $ 43,104,090
  Jones Intercable, Inc. advances                                 284,390        109,893
  Trade accounts payable and accrued liabilities                1,530,794      1,449,607
  Subscriber prepayments                                          246,900        265,446
                                                             ------------   ------------

                  Total liabilities                            44,621,334     44,929,036
                                                             ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' CAPITAL:
  Contributed capital                                          60,036,950     60,036,950
  Accumulated deficit                                         (36,569,099)   (33,589,007)
  Distributions                                               (20,532,942)   (20,532,942)
                                                             ------------   ------------

                                                                2,934,909      5,915,001
                                                             ------------   ------------

                  Total liabilities and partners' capital    $ 47,556,243   $ 50,844,037
                                                             ============   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                     JONES CABLE INCOME FUND 1-B/C VENTURE
                     -------------------------------------
                            (A General Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                        Year Ended December 31,
                                                  ---------------------------------------
                                                      1996          1995          1994
                                                  -----------   -----------   -----------
REVENUES                                          $24,624,270   $22,867,228   $21,121,787

COSTS AND EXPENSES:
  Operating expenses                               13,684,546    12,349,907    12,017,508
  Management fees and allocated overhead from
    General Partner                                 2,858,737     2,810,905     2,714,799
  Depreciation and amortization                     7,919,508     8,951,345     8,632,481
                                                  -----------   -----------   -----------

OPERATING INCOME (LOSS)                               161,479    (1,244,929)   (2,243,001)
                                                  -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                 (3,110,571)   (3,391,355)   (2,761,409)
  Other, net                                          (31,000)      265,139       101,734
                                                  -----------   -----------   -----------

                  Total other income (expense)     (3,141,571)   (3,126,216)   (2,659,675)
                                                  -----------   -----------   -----------

NET LOSS                                          $(2,980,092)  $(4,371,145)  $(4,902,676)
                                                  ===========   ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                     JONES CABLE INCOME FUND 1-B/C VENTURE
                     -------------------------------------
                            (A General Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------


                                             Year Ended December 31,
                                      ---------------------------------------
                                         1996          1995          1994
                                      -----------   -----------   -----------
Jones Cable Income Fund 1-B, Ltd.:
  Balance, beginning of year          $ 2,348,059   $ 4,086,463   $ 6,036,257
  Net loss for year                    (1,185,182)   (1,738,404)   (1,949,794)
                                      -----------   -----------   -----------

  Balance, end of year                $ 1,162,877   $ 2,348,059   $ 4,086,463
                                      ===========   ===========   ===========


Jones Cable Income Fund 1-C, Ltd.:
  Balance, beginning of year          $ 3,566,942   $ 6,199,683   $ 9,152,565
  Net loss for year                    (1,794,910)   (2,632,741)   (2,952,882)
                                      -----------   -----------   -----------

  Balance, end of year                $ 1,772,032   $ 3,566,942   $ 6,199,683
                                      ===========   ===========   ===========

Total:
  Balance, beginning of year          $ 5,915,001   $10,286,146   $15,188,822
  Net loss for year                    (2,980,092)   (4,371,145)   (4,902,676)
                                      -----------   -----------   -----------

  Balance, end of year                $ 2,934,909   $ 5,915,001   $10,286,146
                                      ===========   ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                     JONES CABLE INCOME FUND 1-B/C VENTURE
                     -------------------------------------
                            (A General Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                         Year Ended December 31,
                                                                  ---------------------------------------
                                                                      1996          1995          1994
                                                                  -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(2,980,092)  $(4,371,145)  $(4,902,676)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                 7,919,508     8,951,345     8,632,481
      Amortization of interest rate protection contract                     -        48,500        48,500
      Increase in trade receivables                                    (5,285)      (65,328)      (27,364)
      Increase in deposits, prepaid expenses and
        deferred charges                                             (186,604)     (148,623)     (257,709)
      Increase (decrease) in trade accounts payable and
        accrued liabilities and subscriber prepayments                 62,641       (95,012)      296,843
      Increase (decrease) in amount due Jones Intercable, Inc.        174,497        43,669    (4,002,248)
                                                                  -----------   -----------   -----------

                  Net cash provided by (used in)
                    operating activities                            4,984,665     4,363,406      (212,173)
                                                                  -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                           (4,617,913)   (4,513,277)    (4,601,807)
                                                                  ----------    ----------     ----------

                  Net cash used in investing activities           (4,617,913)   (4,513,277)    (4,601,807)
                                                                  ----------    ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                           273,404       898,199      6,552,832
  Repayment of debt                                                 (818,244)     (177,448)      (467,811)
  Decrease in accrued distributions to partners                            -             -     (1,080,000)
                                                                  ----------    ----------    -----------

                  Net cash provided by (used in)
                    financing activities                            (544,840)      720,751      5,005,021
                                                                  ----------    ----------    -----------

Increase (decrease) in cash                                         (178,088)      570,880        191,041

Cash, beginning of year                                              880,728       309,848        118,807
                                                                  ----------    ----------    -----------

Cash, end of year                                                 $  702,640    $  880,728    $   309,848
                                                                  ==========    ==========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                   $3,132,265    $3,389,425    $ 2,536,991
                                                                  ==========    ==========    ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                     JONES CABLE INCOME FUND 1-B/C VENTURE
                     -------------------------------------
                            (A General Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

(1)  ORGANIZATION AND PARTNERS' INTERESTS
     ------------------------------------

     Formation and Business
     ----------------------

     On October 21, 1987, Jones Cable Income Fund 1-B, Ltd. ("Fund 1-B") and Jones Cable Income Fund 1-C, Ltd. ("Fund 1-C") formed a Colorado general partnership known as Jones Cable Income Fund 1-B/C Venture (the "Venture") by making capital contributions of $24,220,000 and $36,681,000, respectively (approximately 40 and 60 percent, respectively). The Venture was formed to acquire, develop and operate cable television systems. During 1988 and 1987, the Venture acquired various cable television systems serving the areas in and around Brighton, Broomfield and Boulder County, Colorado (the "Colorado Systems"); Lake County, California; Myrtle Creek, Oregon; South Sioux City, Nebraska; and Three Rivers and Watervliet, Michigan.

     Jones Intercable, Inc. ("Intercable"), the General Partner of Fund 1-B and Fund 1-C, manages the Venture. Intercable and its subsidiaries also own and operate cable television systems. In addition, Intercable manages cable television systems for other limited partnerships for which it is general partner and, also, for affiliated entities.

     Cable Television System Sale
     ----------------------------

     On January 24, 1997, the Venture sold the Colorado Systems to an unaffiliated party for a sales price of $35,000,000, subject to customary closing adjustments. The Venture distributed $15,000,000 to Fund 1-B and Fund 1-C in February 1997, which amount represents the net sale proceeds following the Venture's repayment of a portion of the balance outstanding of its credit facility. Fund 1-B received $5,965,360 and Fund 1-C received $9,034,640 in such distribution. Fund 1-B and Fund 1-C, in turn, distributed such amounts (approximately $142 per each $1,000 invested in Fund 1-B and approximately $212 per each $1,000 invested in Fund 1-C) to the limited partners of each of Fund 1-B and Fund 1-C. Because the distribution to the limited partners of Fund 1-B and Fund 1-C did not return the amount initially contributed by the limited partners to Fund 1-B and Fund 1-C plus the preferred return provided by Fund 1-B and Fund 1-C limited partnership agreements, the General Partner did not receive a distribution from the sale proceeds. The Jones Group, Ltd., a subsidiary of Intercable, received a brokerage fee from the Venture of $875,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction. Because the sale of the Colorado Systems did not represent a sale of all or substantially all of Fund 1-B and Fund 1-C's assets, no vote of the limited partners of Fund 1-B and Fund 1-C was required to approve this sale. The Venture will continue to own and operate its systems in California, Oregon, Nebraska and Michigan.

        The pro forma effect of the sale of the Colorado Systems on the results of the Venture's operations for the years ended December 31, 1996 and 1995, assuming the transaction had occurred at the beginning of the year, is presented in the following unaudited tabulation:

                                  For the Year Ended December 31, 1996
                                ----------------------------------------
                                               Pro Forma
                                As Reported   Adjustments    Pro Forma
                                ------------  ------------  ------------

     Revenues                   $24,624,270   $(7,577,574)  $17,046,696
                                ===========   ===========   ===========

     Operating Income           $   161,479   $   (72,292)  $    89,187
                                ===========   ===========   ===========

     Net Loss                   $(2,980,092)  $ 1,223,408   $(1,756,684)
                                ===========   ===========   ===========

                         For the Year Ended December 31, 1995
                       ----------------------------------------

                                      Pro Forma
                       As Reported   Adjustments    Pro Forma
                       ------------  ------------  ------------

     Revenues          $22,867,228   $(6,896,065)  $15,971,163
                       ===========   ===========   ===========

     Operating Loss    $(1,244,929)  $   246,522   $  (998,407)
                       ===========   ===========   ===========

     Net Loss          $(4,371,145)  $ 1,592,171   $(2,778,974)
                       ===========   ===========   ===========

     Contributed Capital
     -------------------

     The capitalization of the Venture is set forth in the accompanying statements of partners' capital.

     All Venture distributions, including those made from cash flow, from the sale or refinancing of Venture property and on dissolution of the Venture, shall be made to Fund 1-B and Fund 1-C in proportion to their interests in the Venture.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Accounting Records
     ------------------

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

     Purchase Price Allocation
     -------------------------

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

     Property, Plant and Equipment
     -----------------------------

     Depreciation of property, plant and equipment is provided primarily using the straight-line method over the following estimated service lives:

               Cable distribution systems         5  -  15 years
               Equipment and tools                   -   5 years
               Office furniture and equipment     5  -  15 years
               Buildings                         10  -  20 years
               Vehicles                              -   3 years

          Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

     Intangible Assets
     -----------------

     Costs assigned to franchises, subscriber lists, a noncompete agreement and costs in excess of interests in net assets purchased are amortized using the straight-line method over the following remaining estimated useful lives:

                Franchise costs                        1  -  14 years
                Noncompete agreement                   1  -   2 years
                Costs in excess of interests in net
                 assets purchased                            32 years

     Revenue Recognition
     -------------------

     Subscriber prepayments are initially deferred and recognized as revenue when earned.

     Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to conform to the 1996 presentation.

(3)  TRANSACTIONS WITH JONES INTERCABLE, INC. AND AFFILIATES
     -------------------------------------------------------

     Management Fees and Reimbursements
     ----------------------------------

     Intercable manages the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Intercable by the Venture during the years ended December 31, 1996, 1995 and 1994 were $1,231,213, $1,143,361 and $1,056,089, respectively.

     The Venture reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operations of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each entity managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by Intercable and certain of its subsidiaries. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology of allocating overhead and administrative expenses is reasonable. Overhead and administrative expenses allocated to the Venture by Intercable during the years ended December 31, 1996, 1995 and 1994 were $1,627,524, $1,667,544 and $1,658,710, respectively.

     The Venture was charged interest during 1996 at an average interest rate of
8.58 percent on the amounts due Intercable, which approximated Intercable's weighted average cost of borrowing. Total interest charged to the Venture by Intercable was $25,331, $14,252 and $180,316 during 1996, 1995 and 1994, respectively.

     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------

     The Venture receives programming from Superaudio, Jones Education Company, Great American Country, Inc. and Product Information Network, all of which are affiliates of the General Partner.

     Payments to Superaudio totaled $40,317, $33,947 and $25,189 in 1996, 1995 and 1994, respectively. Payments to Jones Education Company totaled $97,933, $85,969 and $46,417 in 1996, 1995 and 1994, respectively. Payments to Great American Country, Inc., which initiated service in 1996, totaled $37,518 in 1996.

     The Venture receives a commission from Product Information Network based on a percentage of advertising revenues and number of subscribers. Product Information Network paid commissions to the Venture totaling $59,288, $80,014 and $15,283 in 1996, 1995 and 1994, respectively.

(4)  DISTRIBUTIONS FROM CASH FLOW
     ----------------------------

     One of the primary objectives of the Venture is to provide quarterly cash distributions to the Venture partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn seek to provide quarterly cash distributions to their partners. The Venture's credit facility had a maximum amount available of $45,000,000, of which $42,200,000 was outstanding on December 31, 1996. This limits the amount of borrowings available to the Venture to fund capital expenditures; therefore, the Venture used cash generated from operations to fund capital expenditures and did not declare any distributions in 1996, 1995 or 1994. As a result of the sale of the Colorado Systems and the renegotiated reducing revolving credit facility, the Venture will announce future distributions on a quarter-by-quarter basis; however, no determination has been made regarding any specific level of future distributions.

(5)    PROPERTY, PLANT AND EQUIPMENT
       -----------------------------

       Property, plant and equipment as of December 31, 1996 and 1995, consisted of the following:

                                                    December 31,
                                            ----------------------------
                                                1996           1995
                                            -------------  -------------

     Cable distribution systems             $ 61,006,749   $ 57,020,173
     Equipment and tools                       2,091,493      2,198,719
     Office furniture and equipment              908,509        783,468
     Buildings                                   453,488        453,488
     Vehicles                                  1,126,171      1,597,461
     Land                                        171,942        167,142
                                            ------------   ------------
                                              65,758,352     62,220,451

          Less- accumulated depreciation     (32,628,107)   (29,056,927)
                                            ------------   ------------

                                            $ 33,130,245   $ 33,163,524
                                            ============   ============

(6)  DEBT
     ----

     Debt consists of the following:                 December 31,
                                            ---------------------------

                                                1996           1995
                                            ------------   ------------
          Lending institutions -
           Revolving credit agreement       $ 42,200,000   $ 42,700,000
          Capital lease obligations              359,250        404,090
                                            ------------   ------------

                                            $ 42,559,250   $ 43,104,090
                                            ============   ============

     At December 31, 1996, the Venture's $45,000,000 credit facility had $42,200,000 outstanding, leaving $2,800,000 of available borrowings. Although the revolving credit facility matures on May 31, 1997, the General Partner negotiated a new $27,500,000 reducing revolving credit facility, which subject to the completion of closing documentation related to the new reducing revolving credit facility, will extend the revolving credit period to June 30, 2005. The Partnership used a portion of the proceeds from the sale of the Colorado Systems to repay a portion of the balance outstanding of its then-existing credit facility. As a result of such repayment, the Venture's credit facility had an outstanding balance of $24,200,000 prior to the General Partner's negotiations for the new reducing revolving credit facility. Interest on outstanding principal on the new reducing revolving credit facility is calculated at the Venture's option of the Base Rate plus 3/8 percent, the Euro-Rate plus 1-3/8 percent or the Certificate of Deposit Rate plus 1-1/2 percent. The effective interest rates on amounts outstanding as of December 31, 1996 and 1995 were 7.03 percent and 7.38 percent, respectively.

     Installments due on debt principal for each of the five years in the period ending December 31, 2001, respectively, are $42,307,775, $107,775, $107,775,
$35,925, $-0- and $-0-. As of December 31, 1996, substantially all of the Venture's assets secured the above indebtedness.

     At December 31, 1996, the carrying amount of the Venture's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Venture's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

(7)  INCOME TAXES
     ------------

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

(8)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     The Venture rents office and other facilities under various long-term lease arrangements. Rent paid under such lease arrangements totaled $93,161, $93,192 and $82,204, respectively, for the years ended December 31, 1996, 1995 and 1994. Minimum commitments under operating leases for each of the five years in the period ending December 31, 2001, and thereafter are as follows:

                    1997          $ 80,456
                    1998            48,267
                    1999            39,829
                    2000            24,005
                    2001            18,522
                    Thereafter     152,158
                                  --------

                                  $363,237
                                  ========

(9)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

Supplementary profit and loss information for the respective years is presented below:

                                                                    Year Ended December 31,
                                                             -----------------------------------
                                                                1996         1995        1994
                                                             ----------   ----------  ----------
Maintenance and repairs                                      $  186,432   $  209,529  $  203,987
                                                             ==========   ==========  ==========

Taxes, other than income and payroll taxes                   $  494,974   $  505,916  $  455,044
                                                             ==========   ==========  ==========

Advertising                                                  $  361,437   $  327,980  $  353,212
                                                             ==========   ==========  ==========

Depreciation of property, plant and equipment                $4,709,869   $4,347,554  $4,072,061
                                                             ==========   ==========  ==========

Amortization of intangible assets                            $3,209,639   $4,603,791  $4,560,420
                                                             ==========   ==========  ==========


           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ---------------------------------------------------------
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      -----------------------------------

     None.


                                   PART III.
                                   ---------

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         ------------------------------------------------------------

     The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner is set forth below. Directors of the General Partner serve until the next annual meeting of the General Partner and until their successors shall be elected and qualified.

Glenn R. Jones           67  Chairman of the Board and Chief Executive Officer
Derek H. Burney          57  Vice Chairman of the Board
James B. O'Brien         47  President and Director
Ruth E. Warren           47  Group Vice President/Operations
Kevin P. Coyle           45  Group Vice President/Finance
Christopher J. Bowick    41  Group Vice President/Technology
George H. Newton         62  Group Vice President/Telecommunications
Raymond L. Vigil         50  Group Vice President/Human Resources
Cynthia A. Winning       45  Group Vice President/Marketing
Elizabeth M. Steele      45  Vice President/General Counsel/Secretary
Larry W. Kaschinske      37  Vice President/Controller
Robert E. Cole           64  Director
William E. Frenzel       68  Director
Donald L. Jacobs         58  Director
James J. Krejci          55  Director
John A. MacDonald        43  Director
Raphael M. Solot         63  Director
Howard O. Thrall         49  Director
Siim A. Vanaselja        40  Director
Sanford Zisman           57  Director
Robert B. Zoellick       43  Director

     Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a member of the Board of Directors and the Executive Committee of the National Cable Television Association. Additionally, Mr. Jones is a member of the Board of Governors for the American Society for Training and Development, and a member of the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the General Partner's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the

American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

     Mr. Derek H. Burney was appointed a Director of the General Partner in December 1994 and Vice Chairman of the Board of Directors on January 31, 1995. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. Mr. Burney is also a director of Bell Cablemedia plc, Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited, Northbridge Programming Inc. and certain subsidiaries of Bell Canada International.

     Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is Vice Chairman and a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director and member of the Executive Committee of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies.

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

     Mr. Larry Kaschinske joined the General Partner in 1984 as a staff accountant in the General Partner's former Wisconsin Division, was promoted to Assistant Controller in 1990, named Controller in August 1994 and was elected Vice President/Controller in June 1996.

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

     Mr. William E. Frenzel was appointed a Director of the General Partner in April 1995. Mr. Frenzel has been a Guest Scholar since 1991 with the Brookings Institution, a research organization located in Washington D. C. Until his retirement in January 1991, Mr. Frenzel served for twenty years in the United States House of Representatives, representing the State of Minnesota, where he was a member of the House Ways and Means Committee and its Trade Subcommittee, the Congressional Representative to the General Agreement on Tariffs and Trade
(GATT), the Ranking Minority Member on the House Budget Committee and a member of the National Economic Commission. Mr. Frenzel also served in the Minnesota Legislature for eight years. He is a Distinguished Fellow of the Tax Foundation, Vice Chairman of the Eurasia Foundation, a Board Member of the U.S.- Japan Foundation, the Close-Up Foundation, Sit Mutual Funds and Chairman of the Japan-America Society of Washington.

     Mr. Donald L. Jacobs was appointed a Director of the General Partner in April 1995. Mr. Jacobs is a retired executive officer of TRW. Prior to his retirement, he was Vice President and Deputy Manager of the Space and Defense Sector; prior to that appointment, he was the Vice President and General Manager of the Defense Systems Group and prior to his appointment as Group General Manager, he was President of ESL, Inc., a wholly owned subsidiary of TRW.
During his career, Mr. Jacobs served on several corporate, professional and civic boards.

     Mr. James J. Krejci was President of the International Division of International Gaming Technology, International headquartered in Reno, Nevada, until March 1995. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He was an officer of subsidiaries of Jones International, Ltd. until leaving the General Partner in May 1994. Mr. Krejci has been a Director of the General Partner since August 1987.

     Mr. John A. MacDonald was appointed a Director of the General Partner in November 1995. Mr. MacDonald is Executive Vice President of Business Development and Chief Technology Officer of Bell Canada International Inc.
Prior to joining Bell Canada in November 1994, Mr. MacDonald was President and Chief Executive Officer of The New Brunswick Telephone Company, Limited, a post he had held since March of that year. Prior to March 1994, Mr. MacDonald was with NBTel for 17 years serving in various capacities, including Market Planning Manager, Corporate Planning Manager, Manager of Systems Planning and Development and General Manager, Chief Engineer and General Manager of Engineering and Information Systems and Vice President of Planning. Mr. MacDonald was the former Chairman of the New Brunswick section of the Institute of Electrical and Electronic Engineers and also served on the Federal Government's Information Highway Advisory Council. Mr. MacDonald is Chairman of MediaLinx Interactive Inc. and Stentor Canadian Network Management and is presently a Governor of the Montreal Exchange. He also serves on the Board of Directors of Tele-Direct (Publications) Inc., Bell-Northern Research, Ltd., SRCI, Bell Sygma, Canarie Inc., and is a member of the University of New Brunswick Venture Campaign Cabinet.

     Mr. Raphael M. Solot was appointed a Director of the General Partner in March 1996. Mr. Solot is an attorney and has practiced law for 31 years with an emphasis on franchise, corporate and partnership law and complex litigation.

     Mr. Howard O. Thrall was appointed a Director of the General Partner in March 1996. Mr. Thrall had previously served as a Director of the General Partner from December 1988 to December 1994. Mr. Thrall is Senior Vice President-Corporate Development for First National Net, Inc., a leading service provider for the mortgage banking industry, and he heads First National Net's Washington, D.C. regional office. From September 1993 to July 1996, Mr. Thrall has served as Vice President of Sales, Asian Region, for World Airways, Inc. headquartered at the Washington Dulles International Airport. From 1984 until August 1993, Mr. Thrall was with the McDonnell Douglas Corporation, where he concluded as a Regional Vice President, Commercial Marketing with the Douglas Aircraft Company subsidiary. Mr. Thrall is also an active management and international marketing consultant, having completed assignments with McDonnell Douglas Aerospace, JAL Trading, Inc., Technology Solutions Company, Cheong Kang Associated (Korea), Aero Investment Alliance, Inc. and Western Real Estate Partners, among others.

     Mr. Siim A. Vanaselja was appointed a Director of the General Partner in August 1996. Mr. Vanaselja joined BCE Inc., Canada's largest telecommunications company, in February 1994 as Assistant Vice-President, International Taxation. In June 1994, he was appointed Assistant Vice-President and Director of Taxation, and in February 1995, Mr. Vanaselja was appointed Vice-President, Taxation. On August 1, 1996, Mr. Vanaselja was appointed the Chief Financial Officer of Bell Canada International Inc., a subsidiary of BCE Inc. Prior to joining BCE Inc. and since August 1989, Mr. Vanaselja was a partner in the Toronto office of KPMG Peat Marwick Thorne. Mr. Vanaselja has been a member of the Institute of Chartered Accountants of Ontario since 1982 and is a member of the Canadian Tax Foundation, the Tax Executives Institute and the International Fiscal Association.

     Mr. Sanford Zisman was appointed a director of the General Partner in June 1996. Mr. Zisman is a member of the law firm, Zisman & Ingraham, P.C. of Denver, Colorado and has practiced law for 31 years, with an emphasis on tax, business and estate planning and probate administration. Mr. Zisman currently serves as a member of the Board of Directors of Saint Joseph Hospital, the largest hospital in Colorado, and he has served as Chairman of the Board, Chairman of the Finance Committee and Chairman of the Strategic Planning Committee of the hospital. Since 1992, he has also served on the Board of Directors of Maxim Series Fund, Inc., a subsidiary of Great-West Life Assurance Company.

     Mr. Robert B. Zoellick was appointed a Director of the General Partner in April 1995. Mr. Zoellick is Executive Vice President for Housing and Law of Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary.
Mr. Zoellick received the Alexander Hamilton and Distinguished Service Awards, highest honors of the Departments of Treasury and State, respectively. The German Government awarded him the Knight Commanders

Cross for his work on Germany unification. Mr. Zoellick currently serves on the boards of Alliance Capital, Said Holdings, the Council on Foreign Relations, the Congressional Institute, the German Marshall Fund of the U.S., the European Institute, the National Bureau of Asian Research, the American Council on Germany, the American Institute for Contemporary German Studies and the Overseas Development Council.


                       ITEM 11.  EXECUTIVE COMPENSATION
                       --------------------------------

     The Partnership has no employees; however, various personnel are required to operate the cable television systems owned by the Venture. Such personnel are employed by the General Partner and, the cost of such employment is charged by the General Partner to the Venture as a direct reimbursement item. See Item 13.


    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
    ----------------------------------------------------------------------

     As of March 4, 1997, no person or entity owned more than 5 percent of the limited partnership interests of the Partnership.


           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           --------------------------------------------------------

     The General Partner and its affiliates engage in certain transactions with the Venture. During the year ended December 31, 1996, the General Partner also engaged in certain transactions with the Partnership with respect to the Partnership's ownership of the Orangeburg System. The General Partner believes that the terms of such transactions are generally as favorable as could be obtained from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained from unaffiliated parties.

TRANSACTIONS WITH THE GENERAL PARTNER

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

TRANSACTIONS WITH AFFILIATES

     Jones Education Company ("JEC") is owned 63% by Jones International, Ltd. ("International"), an affiliate of the General Partner, 9% by Glenn R. Jones, 12% by Bell Canada International Inc. ("BCI") and 16% by the General Partner. JEC operates two television networks, JEC Knowledge TV and Jones Computer Network. JEC Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Jones Computer Network provides programming focused primarily on computers and technology. JEC sells its programming to certain cable television systems owned or managed by the General Partner.

     The Great American Country network provides country music video programming to certain cable television systems owned or managed by the General Partner. This network is owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of International.

     Jones Galactic Radio, Inc. is a company now owned by Jones International Networks, Ltd., an affiliate of International. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provides satellite programming to certain cable television systems owned or managed by the General Partner.

     The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of International, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60% of its net advertising revenue to the cable systems that carry its programming. Most of the General Partner's owned and managed systems carry PIN for all or part of each day. Revenues received by the Partnership from the PIN Venture relating to the Orangeburg System totaled approximately $303 for the year ended December 31, 1996. Revenues received by the Venture from the PIN Venture relating to the Venture's owned cable television systems totaled approximately $59,288 for the year ended December 31, 1996.

     The charges to the Partnership and the Venture for related party transactions are as follows for the periods indicated:

Jones Cable Income Fund 1-B                          For the Year Ended December 31,
---------------------------                          -------------------------------
                                                       1996        1995        1994
                                                       ----        ----        ----
Management fees                                     $   43,146  $  246,049  $  224,245
Allocation of expenses                                  63,429     360,952     348,047
Interest expense                                        80,070       5,975     176,867
Amount of notes and advances outstanding                     0           0   2,162,870
Highest amount of notes and advances outstanding             0     219,572   2,162,870
Programming fees:
   Jones Education Company                               1,412       7,555       6,517
   Superaudio                                            1,161       7,062       7,193

                                                     For the Year Ended December 31,
                                                     -------------------------------
Jones Cable Income Fund 1-B/C                         1996        1995        1994
-----------------------------                         ----        ----        ----
Management fees                                     $1,231,213  $1,143,361  $1,056,089
Allocation of expenses                               1,627,524   1,667,544   1,658,710
Interest expense                                        30,911         223     180,316
Amount of notes and advances outstanding               284,390     109,893      66,224
Highest amount of notes and advances outstanding       284,390     109,893   5,126,872
Programming fees:
   Jones Education Company                              97,933      85,969      46,417
   Great American Country                               37,518
   Superaudio                                           40,317      33,947      25,189

                                   PART IV.
                                   -------

               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
               -------------------------------------------------
                            AND REPORTS ON FORM 8-K
                            -----------------------

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

     10.1.53 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Myrtle Creek, Oregon. (1)

     10.1.54 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Riddle, Oregon. (2)

     10.1.55 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Winston, Oregon. (1)

     10.2.1 Credit Agreement dated 8/5/88 between Jones Cable Income Fund 1-B, Ltd. and First Wisconsin National Bank of Milwaukee. (2)

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

     10.3.1 Purchase and Sale Agreement dated as of August 11, 1995 between Jones Cable Income Fund 1-B, Ltd. and Jones Intercable, Inc. (9)

     10.3.2 Asset Purchase Agreement dated September 13, 1996 between Jones Cable Income Fund 1-B/C Venture and Tele-Vue Systems, Inc. (10)

     27        Financial Data Schedule

__________
(1) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1987.

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

(9) Incorporated by reference from the Annual Report on Form 10-K for fiscal year ended May 31, 1996 of Jones Intercable, Inc. (Commission File No. 1-9953).

(10) Incorporated by reference from Registrant's Current Report on Form 8-K dated September 26, 1996.

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

                                 JONES CABLE INCOME FUND 1-B, LTD.
                                 a Colorado limited partnership
                                 By:  Jones Intercable, Inc.


                                 By:  /s/ Glenn R. Jones
                                      -----------------------------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
Dated: March 24, 1997                 Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 By:  /s/ Glenn R. Jones
                                      -----------------------------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
                                      Executive Officer
Dated: March 24, 1997                 (Principal Executive Officer)


                                 By:  /s/ Kevin P. Coyle
                                      -----------------------------------------
                                      Kevin P. Coyle
                                      Group Vice President/Finance
Dated: March 24, 1997                 (Principal Financial Officer)


                                 By:  /s/ Larry Kaschinske
                                      -----------------------------------------
                                      Larry Kaschinske
                                      Vice President/Controller
Dated: March 24, 1997                 (Principal Accounting Officer)


                                 By:  /s/ James B. O'Brien
                                      -----------------------------------------
                                      James B. O'Brien
Dated: March 24, 1997                 President and Director


                                 By:  /s/ Derek H. Burney
                                      -----------------------------------------
                                      Derek H. Burney
Dated: March 24, 1997                 Director


                                 By:  /s/ Robert E. Cole
                                      -----------------------------------------
                                      Robert E. Cole
Dated: March 24, 1997                 Director

                                 By:  /s/ Willliam E. Frenzel
                                      -----------------------------------------
                                      William E. Frenzel
Dated: March 24, 1997                 Director


                                 By:  /s/ Donald L. Jacobs
                                      -----------------------------------------
                                      Donald L. Jacobs
Dated: March 24, 1997                 Director


                                 By:  /s/ James J. Krejci
                                      -----------------------------------------
                                      James J. Krejci
Dated: March 24, 1997                 Director


                                 By:  _________________________________________
                                      John A. MacDonald
Dated: March 24, 1997                 Director


                                 By:  /s/ Raphael M. Solot
                                      -----------------------------------------
                                      Raphael M. Solot
Dated: March 24, 1997                 Director


                                 By:  _________________________________________
                                      Howard O. Thrall
Dated: March 24, 1997                 Director


                                 By:  /s/ Siim A. Vanaselja
                                      -----------------------------------------
                                      Siim A. Vanaselja
Dated: March 24, 1997                 Director


                                 By:  /s/ Sanford Zisman
                                      -----------------------------------------
                                      Sanford Zisman
Dated: March 24, 1997                 Director


                                 By:  /s/ Robert B. Zoellick
                                      -----------------------------------------
                                      Robert B. Zoellick
Dated: March 24, 1997                 Director