Form 10-Q
period 1997-03-31
JONES CABLE INCOME FUND 1-B LTD
filed 1997-05-13
CIK 799122

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended March 31, 1997.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from              to               .
                               -----------     --------------

                        Commission File Number:  0-14906


                       JONES CABLE INCOME FUND 1-B, LTD.
--------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                              84-1010417
--------------------------------------------------------------------------------
State of organization                                    I. R. S. employer I.D.#

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
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

Yes  X                                                             No
    ----                                                              ----

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                 March 31,   December 31,
         ASSETS                                    1997          1996
         ------                                 -----------  ------------

CASH                                             $      145    $      145

INVESTMENT IN CABLE TELEVISION JOINT VENTURE      2,472,128     1,162,877
                                                 ----------    ----------

          Total assets                           $2,472,273    $1,163,022
                                                 ==========    ==========


   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
   -------------------------------------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                       $      1,000   $      1,000
    Accumulated deficit                                            106,843         96,162
    Distributions                                                 (110,219)      (110,219)
                                                              ------------   ------------

                                                                    (2,376)       (13,057)
                                                              ------------   ------------

  Limited Partners-
    Net contributed capital (83,884 units outstanding
      at March 31, 1997 and December 31, 1996)                  34,449,671     34,449,671
    Accumulated deficit                                         (2,887,081)   (10,151,011)
    Distributions                                              (29,087,941)   (23,122,581)
                                                              ------------   ------------

                                                                 2,474,649      1,176,079
                                                              ------------   ------------

         Total liabilities and partners' capital (deficit)    $  2,472,273   $  1,163,022
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

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                For the Three Months Ended
                                                         March 31,
                                                --------------------------

                                                      1997         1996
                                                  ----------  -----------
REVENUES                                          $        -  $   862,911

COSTS AND EXPENSES:
   Operating expenses                                      -      670,521
   Management fees and allocated overhead from
     General Partner                                       -      101,823
   Depreciation and amortization                           -      227,488
                                                  ----------  -----------

OPERATING LOSS                                             -     (136,921)
                                                  ----------  -----------

OTHER INCOME (EXPENSE):
   Interest expense                                        -      (62,984)
   Gain on sale of cable television system                 -   11,122,663
   Other, net                                              -       41,410
                                                  ----------  -----------

               Total other income (expense)                -   11,101,089
                                                  ----------  -----------

INCOME BEFORE EQUITY IN NET INCOME
   OF CABLE TELEVISION JOINT VENTURE                       -   10,964,168

EQUITY IN NET INCOME (LOSS) OF CABLE
  TELEVISION JOINT VENTURE                         7,274,611     (405,044)
                                                  ----------  -----------

NET INCOME                                        $7,274,611  $10,559,124
                                                  ==========  ===========

ALLOCATION OF NET INCOME:
   General Partner                                $   10,681  $    (5,635)
                                                  ==========  ===========

   Limited Partners                               $7,263,930  $10,564,759
                                                  ==========  ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT               $86.59      $125.94
                                                  ==========  ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                      83,884       83,884
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

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                             For the Three Months Ended
                                                                      March 31,
                                                            ----------------------------

                                                                1997           1996
                                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $ 7,274,611   $ 10,559,124
  Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                 -        227,488
         Equity in net loss (income) of cable television
             joint venture                                    (7,274,611)       405,044
         Gain on sale of cable television system                       -    (11,122,663)
         Decrease in trade receivables                                 -        247,500
         Decrease in deposits, prepaid expenses
            and deferred charges                                       -         48,919
         Decrease in trade accounts payable, accrued
            liabilities and subscriber prepayments                     -       (322,727)
                                                            ------------   ------------

           Net cash provided by operating activities                   -         42,685
                                                            ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                            -       (156,802)
    Proceeds from the sale of cable television system                  -     18,347,667
    Distributions from cable television joint venture          5,965,360              -
                                                            ------------   ------------

           Net cash provided by investing activities           5,965,360     18,190,865
                                                            ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                                  -     (6,884,281)
    Proceeds from borrowings                                           -         18,135
    Distributions to limited partners                         (5,965,360)   (11,104,875)
    Increase in accrued distributions                                  -     10,854,875
                                                            ------------   ------------

           Net cash used in financing activities              (5,965,360)    (7,116,146)
                                                            ------------   ------------

Increase in cash                                                       -     11,117,404

Cash, beginning of period                                            145         54,135
                                                            ------------   ------------

Cash, end of period                                          $       145   $ 11,171,539
                                                            ============   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                            $         -   $    184,978
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

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-B, Ltd. (the "Partnership") at March 31, 1997 and December 31, 1996 and its results of operations and cash flows for the three month periods ended March 31, 1997 and 1996. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

     The Partnership previously owned and operated the cable television system serving the areas in and around Orangeburg, South Carolina (the "Orangeburg System"). The Partnership sold the Orangeburg System on February 28, 1996. In addition, the Partnership owns a 40 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). The Venture owns and operates the cable television systems serving Lake County, California; Myrtle Creek, Oregon; South Sioux City, Nebraska; and Three Rivers and Watervliet, Michigan. The Venture also owned and operated the cable television system serving the areas in and around Brighton, Broomfield and Boulder County, Colorado (the "Colorado Systems") until their sale on January 24, 1997. (See Note 3.)

(2) On January 24, 1997, the Venture sold the Colorado Systems to an unaffiliated party for a sales price of $35,000,000, subject to customary closing adjustments. The Venture distributed $15,000,000 to the Partnership and Jones Cable Income Fund 1-C, Ltd. ("Fund 1-C") in February 1997, which amount represents the net sale proceeds following the Venture's repayment of a portion of the balance outstanding of its credit facility. The Partnership received $5,965,360 and Fund 1-C received $9,034,640 of such distribution. The Partnership, in turn, distributed the $5,965,360 (approximately $142 per each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner did not receive a distribution from the sale proceeds. The Jones Group, Ltd., a subsidiary of Intercable, received a brokerage fee from the Venture of $875,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction. Because the sale of the Colorado Systems did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     The pro forma effect of the sale of the Colorado Systems on the results of the Venture's operations for the three months ended March 31, 1997 and 1996, assuming the transaction had occurred at the beginning of the year, is presented in the following unaudited tabulation:

                                For the Three Months Ended March 31, 1997
                                -----------------------------------------

                                                Unaudited
                                                Pro Forma     Unaudited
                                As Reported    Adjustments    Pro Forma
                                ------------  -------------  -----------

     Revenues                   $ 4,845,698   $   (505,437)  $4,340,261
                                ===========   ============   ==========

     Operating Income (Loss)    $  (203,648)  $    349,056   $  145,408
                                ===========   ============   ==========

     Net Income (Loss)          $18,291,705   $(18,595,357)  $ (303,652)
                                ===========   ============   ==========

                      For the Three Months Ended March 31, 1996
                      -----------------------------------------

                                      Unaudited
                                      Pro Forma     Unaudited
                       As Reported   Adjustments    Pro Forma
                       ------------  ------------  ------------

     Revenues          $ 5,957,396   $(1,848,547)   $4,108,849
                       ===========   ===========    ==========

     Operating Loss    $  (273,207)  $    29,648    $ (243,559)
                       ===========   ===========    ==========

     Net Loss          $(1,018,466)  $   365,624    $ (652,842)
                       ===========   ===========    ==========

(3) Jones Intercable, Inc., a publicly held Colorado corporation, (the "General Partner") manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1997 and 1996 (exclusive of the Partnership's 40 percent interest in the Venture) were $-0- and $43,146, respectively.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of total revenues of owned and managed cable television systems of the General Partners. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the three month periods ending March 31, 1997 and 1996 (exclusive of the Partnership's 40 percent interest in the Venture) were $-0- and $58,677, respectively.

(4)  Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS
                            ------------------------

      ASSETS                                    March 31, 1997   December 31, 1996
      ------                                    ---------------  -----------------

Cash and accounts receivable                      $    640,432        $  1,232,665

Investment in cable television properties           30,997,785          45,932,002

Other assets                                           135,911             391,576
                                                  ------------        ------------

     Total assets                                 $ 31,774,128        $ 47,556,243
                                                  ============        ============

  LIABILITIES AND PARTNERS' CAPITAL
  ---------------------------------

Debt                                              $ 24,523,737        $ 42,559,250

Accounts payable and accrued liabilities             1,023,777           2,062,084

Partners' contributed capital, net                  24,504,008          39,504,008

Accumulated deficit                                (18,277,394)        (36,569,099)
                                                  ------------        ------------

     Total liabilities and partners' capital      $ 31,774,128        $ 47,556,243
                                                  ============        ============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                            For the Three Months Ended
                                                    March 31,
                                           ----------------------------
                                               1997           1996
                                           -------------  -------------

Revenues                                    $ 4,845,698    $ 5,957,396

Operating expenses                           (2,968,963)    (3,376,126)
Management fees and allocated overhead
  from Jones Intercable, Inc.                  (578,239)      (702,973)
Depreciation and amortization                (1,502,144)    (2,151,504)
                                            -----------    -----------

Operating loss                                 (203,648)      (273,207)

Interest expense                               (381,443)      (799,445)
Gain on sale of cable television system      18,889,257              -
Other, net                                      (12,461)        54,186
                                            -----------    -----------

Net income (loss)                           $18,291,705    $(1,018,466)
                                            ===========    ===========


     Management fees paid to Jones Intercable, Inc. by the Venture totaled $242,285 and $297,870, respectively, for the three months ended March 31, 1997 and 1996. Reimbursements for overhead and administrative expenses totaled $335,954 and $405,103, respectively, for the three months ended March 31, 1997 and 1996. Management fees paid by the Venture and attributable to the Partnership totaled $96,357 and $118,463, respectively, for the three months ended March 31, 1997 and 1996. Reimbursements for overhead and administrative expenses attributable to the Partnership totaled $133,609 and $161,109, respectively, for the three months ended March 31, 1997 and 1996.

(5) Certain prior year amounts have been reclassified to conform to the 1997 presentation.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Partnership sold the Orangeburg System in February 1996 and the Venture sold the Colorado Systems in January 1997. No specific dates or terms have yet been set for the sale of the Venture's remaining systems. There can be no assurance as to the timing or terms of any sale.

     The Partnership continues to own a 40 percent interest in the Venture. The investment is accounted for under the equity method. When compared to the December 31, 1996 balance, this investment has increased by $1,309,251. This increase represents the Partnership's proportionate share of net income, resulting from the sale of the Colorado Systems, partially offset by distributions, during the first quarter of 1997.

     On January 24, 1997, the Venture sold the Colorado Systems to an unaffiliated party for a sales price of $35,000,000, subject to customary closing adjustments. The Venture distributed $15,000,000 to the Partnership and Jones Cable Income Fund 1-C, Ltd. ("Fund 1-C") in February 1997, which amount represents the net sale proceeds following the Venture's repayment of a portion of the balance outstanding of its credit facility. The Partnership received $5,965,360 and Fund 1-C received $9,034,640 of such distribution. The Partnership, in turn, distributed the $5,965,360 (approximately $142 per each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions, did not return the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner did not receive a distribution from the sale proceeds. The Jones Group, Ltd., a subsidiary of Intercable, received a brokerage fee from the Venture of $875,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction. Because the sale of the Colorado Systems did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     During the first three months of 1997, capital expenditures within the Venture's systems totaled approximately $1,749,000. Approximately 48 percent of these expenditures was for the construction of service drops to subscribers' homes and approximately 17 percent of these expenditures was for the construction of new cable plant. The remainder of these expenditures related to various system enhancements and improvements in all of the Venture's systems. Funding for these expenditures was provided by cash on hand, cash generated from operations and borrowings available under the Venture's credit facility. Anticipated capital expenditures for the remainder of 1997 are approximately $2,433,000. Construction of service drops to homes will account for approximately 34 percent of the anticipated expenditures and construction of new cable plant will account for approximately 19 percent of the anticipated expenditures. The remainder of the expenditures will relate to other various enhancements in all of the Venture's remaining systems. Funding for these expenditures is expected to come from cash on hand, cash generated from operations and available borrowings under the Venture's credit facility.

     As discussed above, on January 24, 1997, the Venture sold its Colorado Systems and used the sales proceeds to repay a portion of its then-outstanding principal balance on its $45,000,000 credit facility. At March 31, 1997, the Venture's credit facility had $24,200,000 outstanding; however, since the Venture's credit facility was set to mature on June 30, 1997, the General Partner negotiated a new $27,500,000 reducing revolving credit facility, which will extend the revolving credit period to June 30, 2005. Interest on outstanding principal on the new reducing revolving credit facility is calculated at the Venture's option of the Base Rate plus 3/8 percent, the Euro-Rate plus 1-3/8 percent or the Certificate of Deposit Rate plus 1-1/2 percent. The effective interest rates on amounts outstanding as of March 31, 1997 and 1996 were 6.93 percent and 7.06 percent, respectively.

     One of the primary objectives of the Venture is to provide quarterly cash distributions to the Venture partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn seek to provide quarterly cash distributions to their partners. The Venture used cash generated from operations to fund capital expenditures and did not declare a quarterly cash flow distribution during the first quarter of 1997, although it did make a distribution of $15,000,000 from the proceeds of the sale of the Colorado Systems. As a result of the sale of the Colorado Systems and the new reducing revolving credit facility, the Venture will attempt to provide some level of cash flow distributions in the future; however, no determination has been made regarding the timing or level of future distributions. Such distributions, if any, will be announced on a quarter-by-quarter basis.

     The General Partner believes that the Venture has sufficient sources of capital available from cash on hand, cash generated from operations and from borrowings available under its new credit facility to meet its anticipated needs.

RESULTS OF OPERATIONS
---------------------

The Partnership -
-----------------

     On February 28, 1996, the Partnership sold the Orangeburg System, which was the Partnership's only directly held system. The Partnership's continuing operations are represented by its 40 percent interest in the Venture.

The Venture -
-------------

     Revenues of the Venture decreased $1,111,698, or approximately 19 percent, to $4,845,698 for the three months ended March 31, 1997 from $5,957,396 for the comparable 1996 period. This decrease was a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, revenues would have increased $231,412, or approximately 6 percent, to $4,340,261 in 1997 from $4,108,849 in 1996. Basic service rate increases accounted for approximately 73 percent of the increase in revenues. An increase in the number of basic subscribers accounted for approximately 15 percent of the increase in revenues. The number of basic subscribers in the remaining systems totaled 46,919 at March 31, 1997 compared to 46,603 at March 31, 1996, an increase of 316, or less than 1 percent. No other single factor significantly affected the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses decreased $407,163, or approximately 12 percent, to $2,968,963 for the quarter ended March 31, 1997 from $3,376,126 for the comparable 1996 period. This decrease was a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, operating expenses would have increased $65,873, or approximately 3 percent, to $2,385,518 in 1997 from $2,319,645 in 1996. The increase in operating expenses was due primarily to increases in programming fees. Operating expenses represented 55 percent of revenue for the first quarter of 1997 compared to 56 percent for the similar period in 1996. No other individual factor was significant to the increase in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow decreased $704,535, or approximately 27 percent, to $1,876,735 for the three months ended March 31, 1997 from $2,581,270 for the comparable 1996 period. This decrease was a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, operating cash flow would have increased $165,539, or approximately 9 percent, to $1,954,743 in 1997 from $1,789,204 in
1996. This increase was due to the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $124,734, or approximately 18 percent, to $578,239 for the quarter ended March 31, 1997 from $702,973 for the comparable 1996 period. This decrease was a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, management fees and allocated overhead would have increased $60,864, or approximately 13 percent, to $526,471 in 1997 from $465,607 in 1996. This increase was primarily due to the increase in revenues upon which such management fees and allocations are based, and the timing of certain expenses allocated from the General Partner.

     Depreciation and amortization expense decreased $649,360, or approximately 30 percent, to $1,502,144 for the three months ended March 31, 1997 from $2,151,504 for the comparable 1996 period. This decrease was a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, depreciation and amortization expense would have decreased $284,292, or approximately 18 percent, to $1,282,864 in 1997 from $1,567,156 in
1996. This decrease was due to the maturation of the Venture's depreciable asset base.

     The Venture's operating loss decreased $69,559, or approximately 25 percent, to $203,648 for the quarter ended March 31, 1997 from $273,207 for the comparable 1996 period. Disregarding the effect of the sale of the Colorado Systems, the Venture would have reported operating income of $145,408 in 1997 compared to an operating loss of $243,559 in 1996. This change was a result of the increase in revenues and decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense decreased $418,002, or approximately 52 percent, to $381,443 for the quarter ended March 31, 1997 from $799,445 for the comparable 1996 period. This decrease was primarily due to the lower outstanding balances on the Venture's interest bearing obligations, as a result of a portion of the proceeds from the sale of the Colorado Systems being used to repay a portion of the outstanding loan principal balance.

     The Venture reported a gain on the sale of the Colorado Systems of $18,889,257 in the first quarter of 1997. No similar gain was reported in the first quarter of 1996.

     The Venture reported net income of $18,291,705 for the three months ended March 31, 1997 compared to a net loss of $1,018,466 for the similar 1996 period. This change was a result of the gain on the sale of the Colorado Systems.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

                  Report on Form 8-K dated January 24, 1997 reported that on
             January 24, 1997, Jones Cable Income Fund 1-B/C Venture (the "Venture") sold the cable television system serving subscribers in and around the cities of Broomfield and Brighton, the town of Lochbuie, and Adams, Boulder and Weld Counties, all in the State of Colorado (the "Systems"), to Tele-Vue Systems, Inc., an affiliate of Tele-Communications, Inc., for a sales price of $35,000,000, subject to customary closing adjustments.

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



                                    JONES CABLE INCOME FUND 1-B, LTD.
                                    BY:  JONES INTERCABLE, INC.
                                         General Partner



                                    By:  /S/Kevin P. Coyle
                                         -----------------------------
                                         Kevin P. Coyle
                                         Group Vice President/Finance
                                         (Principal Financial Officer)



Dated:  May 13, 1997