Form 10-Q
period 1997-06-30
JONES CABLE INCOME FUND 1-B LTD
filed 1997-08-13
CIK 799122

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1997
                               -------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
                              --------------  --------------


                       Commission File Number:  0-14906


                       JONES CABLE INCOME FUND 1-B, LTD.
--------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                              84-1010417
--------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#


   9697 East Mineral Avenue, P.O. Box 3309,  Englewood, Colorado  80155-3309
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

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                 June 30,    December 31,
                ASSETS                             1997          1996
                ------                          -----------  ------------
CASH                                           $        145  $        145

INVESTMENT IN CABLE TELEVISION JOINT VENTURE      2,471,537     1,162,877
                                               ------------  ------------

          Total assets                         $  2,471,682  $  1,163,022
                                               ============  ============


   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
   -------------------------------------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                        $      1,000  $      1,000
    Accumulated earnings                            106,837        96,162
    Distributions                                  (110,219)     (110,219)
                                               ------------  ------------

                                                     (2,382)      (13,057)
                                               ------------  ------------

  Limited Partners-
    Net contributed capital (83,884 units
      outstanding at June 30, 1997 and
      December 31, 1996)                         34,449,671    34,449,671
    Accumulated deficit                          (2,887,666)  (10,151,011)
    Distributions                               (29,087,941)  (23,122,581)
                                               ------------  ------------

                                                  2,474,064     1,176,079
                                               ------------  ------------

         Total liabilities and partners'
           capital (deficit)                   $  2,471,682  $  1,163,022
                                               ============  ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                               For the Three Months Ended   For the Six Months Ended
                                                        June 30,                    June 30,
                                              ----------------------------  -------------------------
                                                  1997            1996          1997         1996
                                              -----------       ----------  -----------  ------------
REVENUES                                      $         -       $       -    $        -  $   862,911

COSTS AND EXPENSES:
  Operating expenses                                    -               -             -      730,908
  Management fees and allocated
    overhead from General Partner                       -               -             -      106,575
  Depreciation and amortization                         -               -             -      227,488
                                              -----------       ---------   -----------  -----------

OPERATING LOSS                                          -               -             -     (202,060)
                                              -----------       ---------   -----------  -----------

OTHER INCOME (EXPENSE):
  Interest expense                                      -               -             -     (123,888)
  Gain on sale of cable television system               -               -             -   11,122,663
  Other, net                                            -         (37,636)            -      129,817
                                              -----------       ---------   -----------  -----------

         Total other income (expense), net              -         (37,636)            -   11,128,592
                                              -----------       ---------   -----------  -----------

INCOME (LOSS) BEFORE EQUITY
  IN NET INCOME (LOSS) OF CABLE
  TELEVISION JOINT VENTURE                              -         (37,636)            -   10,926,532

EQUITY IN NET INCOME (LOSS) OF
  CABLE TELEVISION JOINT
  VENTURE                                            (591)       (302,048)    7,274,020     (707,092)
                                              -----------       ---------   -----------  -----------

NET INCOME (LOSS)                             $      (591)      $(339,684)   $7,274,020  $10,219,440
                                              ===========       =========   ===========  ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                             $        (6)      $ 305,722    $   10,675  $   300,087
                                              ===========       =========   ===========  ===========

  Limited Partners                            $      (585)      $(645,406)   $7,263,345  $ 9,919,353
                                              ===========       =========   ===========  ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                  $(.01)         $(7.69)       $86.58      $118.25
                                              ===========       =========   ===========  ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                83,884          83,884        83,884       83,884
                                              ===========       =========   ===========  ===========

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

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                   For the Six Months Ended
                                                                            June 30,
                                                                   --------------------------
                                                                       1997          1996
                                                                   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                        $ 7,274,020   $ 10,219,440
 Adjustments to reconcile net income to net
  cash used in operating activities:
   Depreciation and amortization                                             -        227,488
   Equity in net loss (income) of cable television
    joint venture                                                   (7,274,020)       707,092
   Gain on sale of cable television system                                   -    (11,122,663)
   Decrease in trade receivables                                             -        247,500
   Decrease in deposits, prepaid expenses
    and deferred charges                                                     -        124,580
   Decrease in accrued liabilities and
    subscriber prepayments                                                   -       (427,201)
                                                                   -----------   ------------
     Net cash used in operating activities                                   -        (23,764)
                                                                   -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment, net                                     -       (156,802)
 Proceeds from the sale of cable television system                           -     18,347,667
 Distributions from cable television joint venture                   5,965,360              -
                                                                   -----------   ------------

     Net cash provided by investing activities                       5,965,360     18,190,865
                                                                   -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                                    -         18,135
 Repayment of debt                                                           -     (6,884,281)
 Distributions to limited partners                                  (5,965,360)   (11,104,875)
 Decrease in accrued distributions                                           -       (250,000)
                                                                   -----------   ------------

     Net cash used in financing activities                          (5,965,360)   (18,221,021)
                                                                   -----------   ------------

Decrease in cash                                                             -        (53,920)

Cash, beginning of period                                                  145         54,135
                                                                   -----------   ------------

Cash, end of period                                                $       145   $        215
                                                                   ===========   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                                     $         -   $        -
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

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-B, Ltd. (the "Partnership") at June 30, 1997 and December 31, 1996, its results of operations for the three and six month periods ended June 30, 1997 and 1996 and its cash flows for the six month periods ended June 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation, is the "General Partner."

     The Partnership previously owned and operated the cable television system serving the areas in and around Orangeburg, South Carolina (the "Orangeburg System"). The Partnership sold the Orangeburg System on February 28, 1996. In addition, the Partnership owns a 40 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). The Venture owns and operates the cable television systems serving Lake County, California; Myrtle Creek, Oregon; South Sioux City, Nebraska; and Three Rivers and Watervliet, Michigan. The Venture also owned and operated the cable television system serving the areas in and around Brighton, Broomfield and Boulder County, Colorado (the "Colorado Systems") until their sale on January 24, 1997. (See Note 2.)

(2) On January 24, 1997, the Venture sold the Colorado Systems to an unaffiliated party for a sales price of $35,000,000, subject to customary closing adjustments. The Venture distributed a total of $15,000,000 to the Partnership and Jones Cable Income Fund 1-C, Ltd. ("Fund 1-C") in February 1997, which amount represents the net sale proceeds following the Venture's repayment of a portion of the balance outstanding on its credit facility. The Partnership received $5,965,360 and Fund 1-C received $9,034,640 of such distribution. The Partnership, in turn, distributed the $5,965,360 (approximately $142 per each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner did not receive a distribution from the sale proceeds. The Jones Group, Ltd., a subsidiary of Intercable, received a brokerage fee from the Venture of $875,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction. Because the sale of the Colorado Systems did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     The pro forma effect of the sale of the Colorado Systems on the results of the Venture's operations for the six months ended June 30, 1997 and 1996, assuming the transaction had occurred at the beginning of the year, is presented in the following unaudited tabulation:

                         For the Six Months Ended June 30, 1997
                         --------------------------------------

                                        Unaudited
                                        Pro Forma    Unaudited
                         As Reported   Adjustments   Pro Forma
                         -----------  -------------  ----------

     Revenues            $ 9,353,542  $   (508,159)  $8,845,383
                         ===========  ============   ==========

     Operating Income    $   122,788  $    355,074   $  477,862
                         ===========  ============   ==========

     Net Income          $18,290,220  $(17,896,268)  $  393,952
                         ===========  ============   ==========

                        For the Six Months Ended June 30, 1996
                       ---------------------------------------

                                      Unaudited
                                      Pro Forma     Unaudited
                       As Reported   Adjustments    Pro Forma
                       ------------  ------------  ------------

     Revenues          $12,117,745   $(3,730,666)  $ 8,387,079
                       ===========   ===========   ===========

     Operating Loss    $  (236,518)  $   (33,683)  $  (270,201)
                       ===========   ===========   ===========

     Net Loss          $(1,777,952)  $   645,749   $(1,132,203)
                       ===========   ===========   ===========

(3) The General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1997 (exclusive of the Partnership's 40 percent interest in the Venture) were $-0- and $-0- compared to $-0- and $43,146, respectively, for the similar 1996 periods.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of total revenues of owned and managed cable television systems of the General Partners. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the three and six month periods ending June 30, 1997 (exclusive of the Partnership's 40 percent interest in the Venture) were $-0- and $-0-compared to $-0- and $63,429, respectively, for the similar 1996 periods.

(4)  Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS
                            ------------------------

         ASSETS                              June 30, 1997   December 31, 1996
         ------                              --------------  ------------------

Cash and accounts receivable                  $  1,082,680        $  1,232,665

Investment in cable television properties       30,400,463          45,932,002

Other assets                                       625,928             391,576
                                              ------------        ------------

     Total assets                             $ 32,109,071        $ 47,556,243
                                              ============        ============

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Debt                                          $ 24,594,081        $ 42,559,250

Accounts payable and accrued liabilities         1,289,861           2,062,084

Partners' contributed capital, net              24,504,008          39,504,008

Accumulated deficit                            (18,278,879)        (36,569,099)
                                              ------------        ------------
     Total liabilities and partners' capital  $ 32,109,071        $ 47,556,243
                                              ============        ============


UNAUDITED STATEMENTS OF OPERATIONS

                                           For the Three Months Ended       For the Six Months Ended
                                                    June 30,                          June 30,
                                           --------------------------       --------------------------
                                              1997           1996               1997           1996
                                           ----------    -----------        -----------    -----------
Revenues                                   $4,507,844    $ 6,160,349        $ 9,353,542    $12,117,745

Operating expenses                          2,497,384      3,380,680          5,466,347      6,756,806
Management fees and allocated overhead
  from Jones Intercable, Inc.                 466,837        710,038          1,045,076      1,413,011
Depreciation and amortization               1,217,187      2,080,134          2,719,331      4,184,446
                                           ----------    -----------        -----------    -----------

Operating income (loss)                       326,436        (10,503)           122,788       (236,518)

Interest expense                             (328,933)      (762,094)          (710,376)    (1,559,497)
Gain on sale of cable television system             -              -         18,889,257              -
Other, net                                      1,012         13,111            (11,449)        18,063
                                           ----------    -----------        -----------    -----------

Net income (loss)                          $   (1,485)   $  (759,486)       $18,290,220    $(1,777,952)
                                           ==========    ===========        ===========    ===========

     Management fees paid to Intercable by the Venture totaled $225,392 and $467,677, respectively, for the three and six months ended June 30, 1997 compared to $308,017 and $605,887, respectively, for the similar 1996 periods. Reimbursements for overhead and administrative expenses totaled $241,445 and $577,399, respectively, for the three and six months ended June 30, 1997 compared to $402,021 and $807,124, respectively, for the similar 1996 periods. Management fees paid by the Venture and attributable to the Partnership totaled $89,638 and $185,995, respectively, for the three and six months ended June 30, 1997 compared to $122,498 and $240,961, respectively, for the similar 1996 periods. Reimbursements for overhead and administrative expenses attributable to the Partnership totaled $96,023 and $229,632, respectively, for the three and six months ended June 30, 1997 compared to $159,884 and $320,993, respectively, for the similar 1996 periods.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Partnership sold the Orangeburg System in February 1996 and the Venture sold the Colorado Systems in January 1997. No specific dates or terms have yet been set for the sale of the Venture's remaining systems. There can be no assurance as to the timing or terms of any sale.

     The Partnership continues to own a 40 percent interest in the Venture. The investment is accounted for under the equity method. When compared to the December 31, 1996 balance, this investment has increased by $1,308,660. This increase represents the Partnership's proportionate share of net income, resulting from the sale of the Colorado Systems, partially offset by distributions, during the first six months of 1997.

     On January 24, 1997, the Venture sold the Colorado Systems to an unaffiliated party for a sales price of $35,000,000, subject to customary closing adjustments. The Venture distributed a total of $15,000,000 to the Partnership and Fund 1-C in February 1997, which amount represents the net sale proceeds following the Venture's repayment of a portion of the balance outstanding on its credit facility. The Partnership received $5,965,360 and Fund 1-C received $9,034,640 of such distribution. The Partnership, in turn, distributed the $5,965,360 (approximately $142 per each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner did not receive a distribution from the sale proceeds. The Jones Group, Ltd., a subsidiary of Intercable, received a brokerage fee from the Venture of $875,000, representing
2.5 percent of the sales price, for acting as a broker in this transaction. Because the sale of the Colorado Systems did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     During the first six months of 1997, capital expenditures within the Venture's systems totaled approximately $2,327,000. Approximately 47 percent of these expenditures was for the construction of service drops to subscribers' homes and approximately 20 percent of these expenditures was for the construction of new cable plant. The remainder of these expenditures related to various system enhancements and improvements in all of the Venture's systems. Funding for these expenditures was provided by cash on hand, cash generated from operations and borrowings available under the Venture's credit facility. Anticipated capital expenditures for the remainder of 1997 are approximately $1,885,000. Construction of service drops to homes will account for approximately 28 percent of the anticipated expenditures and construction of new cable plant will account for approximately 19 percent of the anticipated expenditures. The remainder of the expenditures will relate to other various enhancements in all of the Venture's remaining systems. Funding for these expenditures is expected to come from cash on hand, cash generated from operations and available borrowings under the Venture's credit facility.

     As discussed above, on January 24, 1997, the Venture sold its Colorado Systems and used the sales proceeds to repay a portion of its then outstanding principal balance on its $45,000,000 credit facility. The credit facility was amended in the second quarter of 1997 to reduce the maximum amount available to $27,500,000. At June 30, 1997, the Venture's credit facility had $24,200,000 outstanding, leaving $3,300,000 available for future borrowings. On September 30, 2000, the maximum amount available begins to reduce quarterly until June 30, 2005 when the amount available will be zero. Interest on outstanding principal is calculated at the Venture's option of the Base Rate plus 3/8 percent, or the Euro-Rate plus 1-3/8 percent. The effective interest rates on amounts outstanding as of June 30, 1997 and 1996 were 7.35 percent and 7.00 percent, respectively.

     One of the primary objectives of the Venture is to provide quarterly cash distributions to the Venture partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn seek to provide quarterly cash distributions to their partners. The Venture used cash generated from operations to fund capital expenditures and did not declare a quarterly cash flow distribution during the first or second quarter of 1997, although it did make a distribution of $15,000,000 from the proceeds of the sale of the Colorado Systems during the first quarter of 1997. The Venture does not anticipate resuming cash flow distributions in the near future. Such distributions, if any, will be announced on a quarter-by-quarter basis.

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

The Venture -
-------------

     Revenues of the Venture decreased $1,652,505, or approximately 27 percent, to $4,507,844 for the three months ended June 30, 1997 from $6,160,349 for the comparable 1996 period. Revenues decreased $2,764,203, or approximately 23 percent, to $9,353,542 for the six months ended June 30, 1997 from $12,117,745 for the comparable 1996 period. These decreases were a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, revenues would have increased $226,892, or approximately 5 percent, and $458,304, or approximately 5 percent, for the three and six month periods ended June 30, 1997 and 1996, respectively. Basic service rate increases accounted for approximately 69 percent and 71 percent of the increases in revenues for the three and six month periods ended June 30, 1997. An increase in the number of basic service subscribers accounted for approximately 13 percent and 14 percent of the increases in revenues for the three and six month periods ended June 30, 1997. The number of basic service subscribers in the remaining systems totaled 47,671 at June 30, 1997 compared to 47,209 at June 30, 1996, an increase of 462, or approximately 1 percent. No other single factor significantly affected these increases in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses decreased $883,296, or approximately 26 percent, to $2,497,384 for the three months ended June 30, 1997 from $3,380,680 for the comparable 1996 period. Operating expenses decreased $1,290,459, or approximately 19 percent, to $5,466,347 for the six months ended June 30, 1997 from $6,756,806 for the comparable 1996 period. These decreases were a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, operating expenses would have increased $92,563, or approximately 4 percent, and $158,435, or approximately 3 percent, for the three and six month periods ended June 30, 1997 and 1996. These increases in operating expenses for the three and six month periods were due primarily to increases in programming fees. Operating expenses represented 54 percent of revenues for the three and six month periods ended June 30, 1997 compared to 54 percent and 55 percent, respectively, for the similar periods in 1996. No other individual factor was significant to these increases in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow decreased $769,209, or approximately 28 percent, to $2,010,460 for the three months ended June 30, 1997 from $2,779,669 for the comparable 1996 period. For the six month periods ended June 30, 1997, operating cash flow decreased $1,473,744, or approximately 27 percent, to $3,887,195 in 1997 from $5,360,939 in 1996. These decreases were a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, operating cash flow would have increased $134,329, or approximately 7 percent, and $299,869, or approximately 8 percent, for the three and six month periods ended June 30, 1997 and 1996.
These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $243,201, or approximately 34 percent, to $466,837 for the three months ended June 30, 1997 from $710,038 for the comparable 1996 period. Management fees and allocated overhead from the General Partner decreased $367,935, or approximately 26 percent, to $1,045,076 for the six month period ended June 30, 1997 from $1,413,011 for the comparable 1996 period. These decreases were as a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, management fees and allocated overhead would have decreased $52,759, or approximately 10 percent, and increased $8,104, or approximately 1 percent, for the three and six month periods ended June 30, 1997 and 1996.
These changes were primarily due to the change in revenues upon which such management fees and allocations are based, and the change in expenses allocated from the General Partner.

     Depreciation and amortization expense decreased $862,947, or approximately 41 percent, to $1,217,187 for the three months ended June 30, 1997 from $2,080,134 for the comparable 1996 period. Depreciation and amortization expense decreased $1,465,115, or approximately 35 percent, to $2,719,331 for the six months ended June 30, 1997 from $4,184,446 for the comparable 1996 period. These decreases were a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, depreciation and amortization expense would have decreased $219,199, or approximately 14 percent, and $456,298, or approximately 15 percent, for the three and six month periods ended June 30, 1997 and 1996. These decreases were due to the maturation of the Venture's depreciable asset base.

     The Venture's operating income increased $336,939 to $326,436 for the three months ended June 30, 1997 compared to an operating loss of $10,503 for the comparable 1996 period. The Venture's operating income increased $359,306 to $122,788 for the six months ended June 30, 1997 compared to an operating loss of $236,518 for the comparable 1996 period. Disregarding the effect of the sale of the Colorado Systems, the Venture would have reported operating income of $332,454 for the three months ended June 30, 1997 compared to an operating loss of $73,833 for the comparable 1996 period, and $477,862 for the six months ended June 30, 1997 compared to an operating loss of $270,201 for the comparable 1996 period. The change in operating income for the three month period ended June 30, 1997 compared to the similar 1996 period was a result of the increase in revenues and decreases in depreciation and amortization expense and management fees and allocated overhead from the General Partner exceeding the increase in operating expenses. The change in operating income for the six month period ended June 30, 1997 compared to the similar 1996 period was a result of the increase in revenues and decrease in depreciation and amortization expense exceeding the increase in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense decreased $433,161, or approximately 57 percent, to $328,933 for the three months ended June 30, 1997 from $762,094 for the comparable 1996 period. Interest expense decreased $849,121, or approximately 54 percent, to $710,376 for the six months ended June 30, 1997 from $1,559,497 for the comparable 1996 period. These decreases were primarily due to the lower outstanding balances on the Venture's interest bearing obligations, as a result of a portion of the proceeds from the sale of the Colorado Systems being used to repay a portion of the outstanding loan principal balance.

     The Venture reported a gain on the sale of the Colorado Systems of $18,889,257 in the first six months of 1997. No similar gain was reported in the first six months of 1996.

     The Venture reported a net loss of $1,485 for the three months ended June 30, 1997 compared to a net loss of $759,486 for the similar 1996 period. This change was due to the factors discussed above. The Venture reported net income of $18,290,220 for the six months ended June 30, 1997 compared to a net loss of $1,777,952 for the similar 1996 period. This change was primarily a result of the gain on the sale of the Colorado Systems and other factors as discussed above.

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


Dated:  August 13, 1997