Form 10-Q
period 1997-09-30
JONES CABLE INCOME FUND 1-B LTD
filed 1997-11-13
CIK 799122

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended September 30, 1997
                               ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from ____________ to ____________

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

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                September 30,  December 31,
               ASSETS                               1997           1996
               ------                           -------------  ------------

CASH                                             $      145     $       145

INVESTMENT IN CABLE TELEVISION JOINT VENTURE        2,457,005     1,162,877
                                                 ------------   -----------

          Total assets                             $2,457,150   $ 1,163,022
                                                 ============   ===========


  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
  -------------------------------------------

PARTNERS' CAPITAL (DEFICIT):

  General Partner-
    Contributed capital                          $      1,000   $     1,000
    Accumulated earnings                              106,691        96,162
    Distributions                                    (110,219)     (110,219)
                                                 ------------   -----------

                                                       (2,528)      (13,057)
                                                 ------------   -----------

  Limited Partners-
    Net contributed capital (83,884 units
     outstanding at September 30, 1997
     and December 31, 1996)                        34,449,671    34,449,671
    Accumulated deficit                            (2,902,052)  (10,151,011)
    Distributions                                 (29,087,941)  (23,122,581)
                                                 ------------   -----------

                                                    2,459,678     1,176,079
                                                 ------------   -----------

          Total liabilities and partners'
           capital (deficit)                     $  2,457,150   $ 1,163,022
                                                 ============   ===========

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                For the Three Months Ended   For the Nine Months Ended
                                                      September 30,                September 30,
                                               ----------------------------  --------------------------
                                                    1997           1996          1997          1996
                                               ------------      ---------   -----------   -----------
REVENUES                                       $      -          $    -      $      -      $   862,911

COSTS AND EXPENSES:
  Operating expenses                                  -               -             -          730,908
  Management fees and allocated
    overhead from General Partner                     -               -             -          106,575
  Depreciation and amortization                       -               -             -          227,488
                                               ------------      ---------   -----------   -----------

OPERATING LOSS                                        -               -             -         (202,060)
                                               ------------      ---------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                    -               -             -         (123,888)
  Gain on sale of cable television system             -               -             -       11,122,663
  Other, net                                          -              5,820          -          135,637
                                               ------------      ---------   -----------   -----------

          Total other income (expense), net           -              5,820          -       11,134,412
                                               ------------      ---------   -----------   -----------

INCOME BEFORE EQUITY IN NET
  INCOME (LOSS) OF CABLE
  TELEVISION JOINT VENTURE                            -              5,820          -       10,932,352

EQUITY IN NET INCOME (LOSS) OF
  CABLE TELEVISION JOINT
  VENTURE                                          (14,532)       (196,481)    7,259,488      (903,573)
                                               ------------      ---------   -----------   -----------

NET INCOME (LOSS)                              $    (14,532)     $(190,661)   $7,259,488   $10,028,779
                                               ============      =========   ===========   ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                              $        (15)     $  (1,907)  $    10,529   $   298,180
                                               ============      =========   ===========   ===========

  Limited Partners                             $    (14,517)     $(188,754)   $7,248,959   $ 9,730,599
                                               ============      =========    ==========   ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                             $       (.17)     $   (2.25)  $     86.42       $116.00
                                               ============      =========   ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                  83,884         83,884        83,884        83,884
                                               ============      =========   ===========   ===========

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

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                For the Nine Months Ended
                                                                       September 30,
                                                               ---------------------------
                                                                   1997            1996
                                                               -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 7,259,488    $ 10,028,779
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation and amortization                                   -            227,488
      Equity in net loss (income) of cable television
        joint venture                                           (7,259,488)        903,573
      Gain on sale of cable television system                         -        (11,122,663)
      Decrease in trade receivables                                   -            247,500
      Decrease in deposits, prepaid expenses
        and deferred charges                                          -             48,919
      Decrease in accrued liabilities and
        subscriber prepayments                                        -           (357,575)
                                                               -----------    ------------

                  Net cash used in operating activities               -            (23,979)
                                                               -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                             -           (156,802)
  Proceeds from the sale of cable television system                   -         18,347,667
  Distributions from cable television joint venture              5,965,360            -
                                                               -----------    ------------

                  Net cash provided by investing activities      5,965,360      18,190,865
                                                               -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                            -             18,135
  Repayment of debt                                                   -         (6,884,281)
  Distributions to limited partners                             (5,965,360)    (11,104,875)
  Decrease in accrued distributions                                   -           (250,000)
                                                               -----------    ------------

                  Net cash used in financing activities         (5,965,360)    (18,221,021)
                                                               -----------    ------------

Decrease in cash                                                      -            (54,135)

Cash, beginning of period                                              145          54,135
                                                               -----------    ------------

Cash, end of period                                            $       145    $       -
                                                               ===========    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                $      -       $    220,221
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

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-B, Ltd. (the "Partnership") at September 30, 1997 and December 31, 1996, its results of operations for the three and nine month periods ended September 30, 1997 and 1996 and its cash flows for the nine month periods ended September 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation, is the "General Partner."

     The Partnership owns a 40 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). The Venture owns and operates the cable television systems serving Lake County, California (the "Clearlake System"); Myrtle Creek, Oregon; South Sioux City, Nebraska; and Three Rivers and Watervliet, Michigan. The Venture also owned and operated the cable television system serving the areas in and around Brighton, Broomfield and Boulder County, Colorado (the "Colorado Systems") until their sale on January 24, 1997.

(2) On January 24, 1997, the Venture sold the Colorado Systems to an unaffiliated party for a sales price of $35,000,000. The Venture distributed a total of $15,000,000 to the Partnership and Jones Cable Income Fund 1-C, Ltd. ("Fund 1-C") in February 1997, which amount represents the net sale proceeds following the Venture's repayment of a portion of the balance outstanding on its credit facility and the payment of a brokerage fee to The Jones Group, Ltd., a subsidiary of Intercable ("The Jones Group"), totaling $875,000, representing
2.5 percent of the sales price, for acting as a broker in this transaction. The Partnership received $5,965,360 and Fund 1-C received $9,034,640 of such distribution. The Partnership, in turn, distributed the $5,965,360 (approximately $142 per each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner did not receive a general partner distribution from the sale proceeds. Because the sale of the Colorado Systems did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     The pro forma effect of the sale of the Colorado Systems on the results of the Venture's operations for the nine months ended September 30, 1997 and 1996, assuming the transaction had occurred at the beginning of the year, is presented in the following unaudited tabulation:

                         For the Nine Months Ended September 30, 1997
                         --------------------------------------------

                                           Unaudited
                                           Pro Forma     Unaudited
                           As Reported    Adjustments    Pro Forma
                           -----------   ------------  ------------

Revenues                   $13,867,189   $   (532,005)  $13,335,184
                           ===========   ============   ===========

Operating Income           $   503,217   $    314,136   $   817,353
                           ===========   ============   ===========

Net Income                 $18,253,679   $(17,620,983)  $   632,696
                           ===========   ============   ===========

                         For the Nine Months Ended September 30, 1996
                         --------------------------------------------

                                          Unaudited
                                          Pro Forma      Unaudited
                           As Reported   Adjustments     Pro Forma
                           -----------   ------------   -----------

Revenues                   $18,318,617   $ (5,635,638)  $12,682,979
                           ===========   ============   ===========

Operating Income (Loss)    $    38,591   $    (68,400)  $   (29,809)
                           ===========   ============   ===========

Net Loss                   $(2,271,997)  $    947,500   $(1,324,497)
                           ===========   ============   ===========

(3) On September 17, 1997, the Venture entered into an asset purchase agreement providing for the sale of the Clearlake System by the Venture to an unaffiliated party for a sales price of $21,400,000, subject to normal closing adjustments. The closing of this transaction, which is expected to close in late 1997 or early 1998, is subject to the consents of governmental authorities and other third parties. Upon the consummation of the proposed sale of the Clearlake System, the Venture will pay a brokerage fee to The Jones Group totaling approximately $535,000, will repay a portion of the Venture's then-outstanding balance of its credit facility and then the Venture will distribute the net sale proceeds of approximately $11,000,000 to the Partnership and Fund 1-C. The Partnership will receive approximately $4,374,700 and Fund 1-C will receive approximately $6,625,300 of such distribution. The Partnership, in turn, will distribute the $4,374,700 (approximately $105 per each $1,000 invested in the Partnership) to the limited partners of the Partnership. This distribution, together with all prior distributions, will give the Partnership's limited partners a return of approximately $839 for each $1,000 invested in the Partnership. Because the expected distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner will not receive a general partner distribution from the sale proceeds. Because the sale of the Clearlake System does not represent a sale of all or substantially all of the assets of the Partnership, no vote of the limited partners of the Partnership is required to approve this sale. Following this sale, the Venture will continue to own and operate its systems in Oregon, Nebraska and Michigan.

(4) The General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and nine month periods ended September 30, 1997 (exclusive of the Partnership's 40 percent interest in the Venture) were $-0- and $-0-compared to $-0- and $43,146, respectively, for the similar 1996 periods.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of total revenues of owned and managed cable television systems of the General Partners. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the three and nine month periods ending September 30, 1997 (exclusive of the Partnership's 40 percent interest in the Venture) were $-0- and $-0- compared to $-0- and $63,429, respectively, for the similar 1996 periods.

(5)  Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS
                            ------------------------

          ASSETS                                  September 30, 1997   December 31, 1996
          ------                                 -------------------  ------------------

Cash and accounts receivable                          $    615,448        $  1,232,665

Investment in cable television properties               29,773,265          45,932,002

Other assets                                               907,575             391,576
                                                      ------------        ------------

     Total assets                                     $ 31,296,288        $ 47,556,243
                                                      ============        ============

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Debt                                                  $ 23,706,752        $ 42,559,250

Accounts payable and accrued liabilities                 1,516,056           2,062,084

Partners' contributed capital, net                      24,373,778          39,504,008

Accumulated deficit                                    (18,300,298)        (36,569,099)
                                                      ------------        ------------

     Total liabilities and partners' capital          $ 31,296,288        $ 47,556,243
                                                      ============        ============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                            For the Three Months Ended    For the Nine Months Ended
                                                  September 30,                 September 30,
                                           ----------------------------  ---------------------------
                                               1997           1996           1997           1996
                                           -------------  -------------  -------------  ------------

Revenues                                     $4,513,647     $6,200,872    $13,867,189   $18,318,617

Operating expenses                            2,333,184      3,409,393      7,799,531    10,166,199
Management fees and allocated overhead
  from Jones Intercable, Inc.                   476,874        671,382      1,521,950     2,084,393
Depreciation and amortization                 1,323,160      1,844,988      4,042,491     6,029,434
                                             ----------     ----------    -----------   -----------

Operating income (loss)                         380,429        275,109        503,217        38,591

Interest expense                               (337,578)      (771,773)    (1,047,954)   (2,331,270)
Gain on sale of cable television system               -              -     18,889,257             -
Other, net                                      (79,392)         2,619        (90,841)       20,682
                                             ----------     ----------    -----------   -----------

Net income (loss)                            $  (36,541)    $ (494,045)   $18,253,679   $(2,271,997)
                                             ==========     ==========    ===========   ===========

     Management fees paid to Intercable by the Venture totaled $225,682 and $693,359, respectively, for the three and nine months ended September 30, 1997 compared to $310,044 and $915,931, respectively, for the similar 1996 periods. Reimbursements for overhead and administrative expenses totaled $251,192 and $828,591, respectively, for the three and nine months ended September 30, 1997 compared to $361,338 and $1,168,462, respectively, for the similar 1996 periods. Management fees paid by the Venture and attributable to the Partnership totaled $89,753 and $185,995, respectively, for the three and nine months ended September 30, 1997 compared to $123,304 and $364,265, respectively, for the similar 1996 periods. Reimbursements for overhead and administrative expenses attributable to the Partnership totaled $99,899 and $329,530, respectively, for the three and nine months ended September 30, 1997 compared to $143,704 and $464,697, respectively, for the similar 1996 periods.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Partnership sold the Orangeburg System in February 1996 and the Venture sold the Colorado Systems in January 1997, and has entered into an asset purchase agreement to sell its Clearlake System. There can be no assurance as to the timing or terms of any sale.

     The Partnership continues to own a 40 percent interest in the Venture. The investment is accounted for under the equity method. When compared to the December 31, 1996 balance, this investment has increased by $1,294,128. This increase represents the Partnership's proportionate share of net income, resulting from the sale of the Colorado Systems, partially offset by distributions, during the first nine months of 1997.

     On January 24, 1997, the Venture sold the Colorado Systems to an unaffiliated party for a sales price of $35,000,000. The Venture distributed a total of $15,000,000 to the Partnership and Fund 1-C in February 1997, which amount represents the net sale proceeds following the Venture's repayment of a portion of the balance outstanding on its credit facility and the payment of a brokerage fee to The Jones Group totaling $875,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction. The Partnership received $5,965,360 and Fund 1-C received $9,034,640 of such distribution. The Partnership, in turn, distributed the $5,965,360 (approximately $142 per each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner did not receive a general partner distribution from the sale proceeds. Because the sale of the Colorado Systems did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     On September 17, 1997, the Venture entered into an asset purchase agreement providing for the sale of the Clearlake System by the Venture to an unaffiliated party for a sales price of $21,400,000, subject to normal closing adjustments. The closing of this transaction, which is expected to close in late 1997 or early 1998, is subject to the consents of governmental authorities and other third parties. Upon the consummation of the proposed sale of the Clearlake System, the Venture will pay a brokerage fee to The Jones Group totaling approximately $535,000, will repay a portion of the Venture's then-outstanding balance of its credit facility and then the Venture will distribute the net sale proceeds of approximately $11,000,000 to the Partnership and Fund 1-C. The Partnership will receive approximately $4,374,700 and Fund 1-C will receive approximately $6,625,300 of such distribution. The Partnership, in turn, will distribute the $4,374,700 (approximately $105 per each $1,000 invested in the Partnership) to the limited partners of the Partnership. This distribution, together with all prior distributions, will give the Partnership's limited partners a return of approximately $839 for each $1,000 invested in the Partnership. Because the expected distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner will not receive a general partner distribution from the sale proceeds. Because the sale of the Clearlake System does not represent a sale of all or substantially all of the assets of the Partnership, no vote of the limited partners of the Partnership is required to approve this sale. Following this sale, the Venture will continue to own and operate its systems in Oregon, Nebraska and Michigan.

     During the first nine months of 1997, capital expenditures within the Venture's systems totaled approximately $2,983,000. Approximately 41 percent of these expenditures was for the construction of service drops to subscribers' homes and approximately 24 percent of these expenditures was for the construction of new cable plant. The remaining expenditures were used to maintain the value of the Venture's systems. Funding for these expenditures was provided by cash on hand, cash generated from operations and borrowings available under the Venture's credit facility. Anticipated capital expenditures for the remainder of 1997 are approximately $1,225,000. The purchase of converters will account for approximately 36 percent of the anticipated expenditures, construction of service drops to homes will account for approximately 28 percent of the anticipated expenditures, and construction of new cable plant will account for approximately 13 percent of the anticipated expenditures. The remainder of the expenditures is necessary to maintain the value of the Venture's remaining systems. As a result of the pending sale of the Clearlake System, remaining budgeted capital expenditures for the Clearlake System for 1997 will be only for various enhancements necessary to maintain the value of the Clearlake System until it is sold. Funding for these expenditures is expected to come from cash on hand, cash generated from operations and available borrowings under the Venture's credit facility.

     At September 30, 1997, the Venture's $27,500,000 credit facility had $23,300,000 outstanding, leaving $4,200,000 available for future borrowings. On September 30, 2000, the maximum amount available begins to reduce quarterly until June 30, 2005 when the amount available will be zero. Interest on outstanding principal is calculated at the Venture's option of the Base Rate plus 3/8 percent, or the Euro-Rate plus 1-3/8 percent. The effective interest rate on amounts outstanding as of September 30, 1997 and 1996 was 7.06 percent.

     One of the primary objectives of the Venture is to provide quarterly cash distributions to the Venture partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn seek to provide quarterly cash distributions to their partners. The Venture used cash generated from operations to fund capital expenditures and did not declare quarterly cash flow distributions during the first nine months of 1997, although it did make a distribution of $15,000,000 from the proceeds of the sale of the Colorado Systems during the first quarter of 1997. Such distributions, if any, will be announced on a quarter-by-quarter basis. The Venture does not anticipate resuming cash flow distributions in the near future.

     The General Partner believes that the Venture has sufficient sources of capital available from cash on hand, cash generated from operations and from borrowings available under its credit facility to meet its anticipated needs.

RESULTS OF OPERATIONS
---------------------

The Partnership -
---------------

     On February 28, 1996, the Partnership sold the Orangeburg System, which was the Partnership's only directly held system. The Partnership's continuing operations are represented by its 40 percent interest in the Venture.

The Venture -
-----------

     Revenues of the Venture decreased $1,687,225, or approximately 27 percent, to $4,513,647 for the three months ended September 30, 1997 from $6,200,872 for the comparable 1996 period. Revenues decreased $4,451,428, or approximately 24 percent, to $13,867,189 for the nine months ended September 30, 1997 from $18,318,617 for the comparable 1996 period. These decreases were a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, revenues would have increased $193,900, or approximately 5 percent, and $652,205, or approximately 5 percent, for the three and nine month periods ended September 30, 1997 and 1996, respectively. Basic service rate increases accounted for approximately 83 percent and 74 percent of the increases in revenues for the three and nine month periods ended September 30, 1997. No other single factor significantly affected these increases in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses decreased $1,076,209, or approximately 32 percent, to $2,333,184 for the three months ended September 30, 1997 from $3,409,393 for the comparable 1996 period. Operating expenses decreased $2,366,668, or approximately 23 percent, to $7,799,531 for the nine months ended September 30, 1997 from $10,166,199 for the comparable 1996 period. These decreases were a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, operating expenses would have increased $40,497, or approximately 2 percent, and $198,932, or approximately 3 percent, for the three and nine month periods ended September 30, 1997 and 1996. These increases in operating expenses for the three and nine month periods were due primarily to increases in programming fees. Operating expenses represented 52 percent and 54 percent, respectively, of revenues for the three and nine month periods ended September 30, 1997 compared to 54 percent and 55 percent, respectively, for the similar periods in 1996. No other individual factor was significant to these increases in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow decreased $611,016, or approximately 22 percent, to $2,180,463 for the three months ended September 30, 1997 from $2,791,479 for the comparable 1996 period. For the nine month periods ended September 30, 1997, operating cash flow decreased $2,084,760, or approximately 26 percent, to $6,067,658 in 1997 from $8,152,418 in 1996. These decreases were a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, operating cash flow would have increased $153,403, or approximately 8 percent, and $453,273, or approximately 8 percent, for the three and nine month periods ended September 30, 1997 and 1996. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $194,508, or approximately 29 percent, to $476,874 for the three months ended September 30, 1997 from $671,382 for the comparable 1996 period. Management fees and allocated overhead from the General Partner decreased $562,443, or approximately 27 percent, to $1,521,950 for the nine month period ended September 30, 1997 from $2,084,393 for the comparable 1996 period. These decreases were as a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, management fees and allocated overhead would have increased $5,149, or approximately 1 percent, and $13,253, or approximately 1 percent, for the three and nine month periods ended September 30, 1997 and 1996, respectively. These increases were primarily due to an increase in revenues upon which such management fees and allocations are based.

     Depreciation and amortization expense decreased $521,828, or approximately 28 percent, to $1,323,160 for the three months ended September 30, 1997 from $1,844,988 for the comparable 1996 period. Depreciation and amortization expense decreased $1,986,943, or approximately 33 percent, to $4,042,491 for the nine months ended September 30, 1997 from $6,029,434 for the comparable 1996 period. These decreases were a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, depreciation and amortization expense would have increased $49,155, or approximately 4 percent, for the three month periods ended September 30, 1997 and 1996. This increase was due to an increase in the Venture's depreciable asset base. Depreciation and amortization expense would have decreased $407,143, or approximately 9 percent, for the nine month periods ended September 30, 1997 and 1996. This decrease was due to the maturation of the Venture's depreciable asset base.

     The Venture's operating income increased $105,320, or approximately 38 percent, to $380,429 for the three months ended September 30, 1997 compared to $275,109 for the comparable 1996 period. The Venture's operating income increased $464,626 to $503,217 for the nine months ended September 30, 1997 compared to $38,591 for the comparable 1996 period. Disregarding the effect of the sale of the Colorado Systems, the Venture's operating income would have increased $99,099, or approximately 41 percent, from $339,491 for the three months ended September 30, 1997 compared to $240,392 for the comparable 1996 period. This increase was a result of the increase in operating cash flow exceeding the increase in depreciation and amortization expense. The Venture would have reported operating income of $817,353 for the nine months ended September 30, 1997 compared to an operating loss of $29,809 for the comparable 1996 period. This change was a result of an increase in operating cash flow and a decrease in depreciation and amortization expense.

     Interest expense decreased $434,195, or approximately 56 percent, to $337,578 for the three months ended September 30, 1997 from $771,773 for the comparable 1996 period. Interest expense decreased $1,283,316, or approximately 55 percent, to $1,047,954 for the nine months ended September 30, 1997 from $2,331,270 for the comparable 1996 period. These decreases were primarily due to the lower outstanding balances on the Venture's interest bearing obligations, as a result of a portion of the proceeds from the sale of the Colorado Systems being used to repay a portion of the outstanding loan principal balance.

     The Venture reported a gain on the sale of the Colorado Systems of $18,889,257 in the first nine months of 1997. No similar gain was reported in the first nine months of 1996.

     The Venture reported a net loss of $22,009 for the three months ended September 30, 1997 compared to $297,564 for the similar 1996 period. This change was due to the factors discussed above. The Venture reported net income of

$10,994,191 for the nine months ended September 30, 1997 compared to a net loss of $1,368,424 for the similar 1996 period. This change was primarily a result of the gain on the sale of the Colorado Systems and other factors as discussed above.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

         27)  Financial Data Schedule

     b)  Reports on Form 8-K

         Report on Form 8-K dated September 17, 1997, reported that on September 17, 1997, the Venture entered into an asset purchase agreement to sell the cable television systems serving subscribers in the areas in and around the communities of Clearlake and Lake Port, California for a sales price of $21,400,000, subject to customary closing adjustments.

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


Dated:  November 13, 1997