Form 10-K405
period 1991-12-31
JONES CABLE INCOME FUND 1-B LTD
filed 1998-03-30
CIK 799122

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _______________ to _______________

Commission file number:    0-14906

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

        Colorado                                  84-1010417
        --------                                  ----------
(State of Organization)                (IRS Employer Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309             (303) 792-3111
----------------------------------------------------      --------------
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



(34069)

          Certain information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership, the Venture or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

                                    PART I.
                                    -------

                               ITEM 1.  BUSINESS
                               -----------------

          THE PARTNERSHIP. Jones Cable Income Fund 1-B, Ltd. (the "Partnership") is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Jones Cable Income Fund 1 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"). Jones Cable Income Fund 1-A, Ltd. and Jones Cable Income Fund 1-C, Ltd. ("Fund 1-C") are the other partnerships that were formed pursuant to the Program. The Partnership and Fund 1-C formed a general partnership known as Jones Cable Income Fund 1-B/C Venture (the "Venture") in which the Partnership owns a 40 percent interest and Fund 1-C owns a 60 percent interest. The Partnership and the Venture were formed for the purpose of acquiring and operating cable television systems

          The Partnership does not directly own any cable television systems. The Partnership's only asset is its 40 percent interest in the Venture. The Venture owns the cable television systems serving the communities of Canyonville, Myrtle Creek, Riddle and Winston, Oregon (the "Myrtle Creek System"), South Sioux City, Nebraska (the "South Sioux City System") and Three Rivers, Schoolcraft/Vicksburg, Constantine/White Pigeon, Dowagiac, Watervliet and Vandalia, Michigan (the "Southwestern Michigan System"). The Myrtle Creek System, South Sioux City System and the Southwestern Michigan System may hereinafter collectively be referred to as the "Systems." It is the General Partner's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership, as opportunities for sales of Partnership cable systems arise in the marketplace. In accordance with this policy, the Partnership sold its Orangeburg, South Carolina system (the "Orangeburg System") in 1996, and the Venture sold one of its systems in 1997 and another in January 1998. The Partnership has entered into an agreement to sell the Southwestern Michigan System and the General Partner is continuing to market the Myrtle Creek System and the South Sioux City System.

          One of the primary objectives of the Venture has been to provide quarterly cash distributions to its partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn have sought to provide quarterly cash distributions to their partners. The Venture used cash generated from operations to fund capital expenditures and did not declare quarterly cash flow distributions during 1997, although it did make a distribution of $15,000,000 to its partners from the proceeds of the sale of the Colorado Systems during the first quarter of 1997 and a distribution of $11,000,000 to its partners from the proceeds of the sale of the Clearlake System in February 1998, as described below. The Venture does not anticipate resuming cash flow distributions.

          DISPOSITIONS OF CABLE TELEVISION SYSTEMS.

          Colorado Systems.  On January 24, 1997, the Venture sold the cable
          ----------------
television systems serving the cities of Broomfield and Brighton, the town of Lochbuie, and portions of unincorporated Adams, Boulder and Weld Counties, all in the State of Colorado (the "Colorado Systems") to an unaffiliated party for a sales price of $35,000,000. The Venture distributed a total of $15,000,000 to the Partnership and Fund 1-C in February 1997, which amount represents the net sale proceeds following the Venture's repayment of a portion of the balance outstanding on its credit facility and the payment of a brokerage fee to The Jones Group, Ltd. ("The Jones Group"), a subsidiary of the General Partner, totaling $875,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction. The Partnership received $5,965,360 and Fund 1-C received $9,034,640 of such distribution. The Partnership, in turn, distributed the $5,965,360 (approximately $142 per each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner did not receive a general partner distribution from the sale proceeds. Because the sale of the Colorado Systems did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

          Clearlake System.  On January 9, 1998, the Venture sold the cable
          ----------------
television system serving subscribers in the communities of Clearlake and Lake Port, all in the State of California (the "Clearlake System") to an unaffiliated party for a sales price of $21,400,000, subject to customary closing adjustments. In February 1998, the Venture distributed approximately $11,000,000 to the Partnership and Fund 1-C, which amount represented the net sale proceeds following the Venture's payment of a 2.5 percent brokerage fee to The Jones Group totaling approximately $535,000 and the repayment of $9,600,000 outstanding under the Venture's credit facility. The Partnership received $4,374,700 of such distribution and in turn distributed such amount (approximately $105 per each $1,000 invested in the Partnership) to its limited partners. Because the distribution to the limited partners of the Partnership together with all prior distributions have not returned the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner did not receive a general partner distribution from the sale proceeds. Because the sale of the Clearlake System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

          Taking into account prior distributions to limited partners from the Partnership's operating cash flow and from the net proceeds from the sales of the Orangeburg System, the Colorado Systems and the Clearlake System, the limited partners of the Partnership have received a total of $836 for each $1,000 invested in the Partnership.

PROPOSED DISPOSITION OF CABLE TELEVISION SYSTEM.

          Southwestern Michigan System.  On January 30, 1998, the Venture
          -----------------------------
entered into three purchase and sale agreements with unaffiliated parties providing for the sale of the Southwestern Michigan System to three separate unaffiliated parties for a total sales price of $31,250,000, subject to customary closing adjustments. The closing of this transaction, which is expected to occur in the second or third quarter of 1998, is subject to the consents of governmental authorities and third parties with whom the Venture has contracted that are necessary for the transfer of the Southwestern Michigan System, and termination or expiration of the statutory waiting period applicable to the purchase and sale agreements and the transactions contemplated thereby under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Because the sale of the Southwestern Michigan System will not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership will be required to approve this sale.

          Upon consummation of the proposed sale of the Southwestern Michigan System, the Venture will pay a 2.5 percent brokerage fee to The Jones Group totaling approximately $781,250 and repay $11,300,000 outstanding under the Venture's credit facility, and then the Venture will distribute the net sales proceeds of approximately $19,000,000 to the Partnership and Fund 1-C. The Partnership will receive approximately $7,556,200 and Fund 1-C will receive approximately $11,443,800 of such distribution. The Partnership, in turn, will distribute the $7,556,200 (approximately $180 for each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner of the Partnership will not receive a general partner distribution from the sale proceeds. Because the sale of the Southwestern Michigan System will not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners will be required to approve this sale.

          Taking into account prior distributions to limited partners from the Partnership's operating cash flow and from the net proceeds of the sales of the Orangeburg System, the Colorado Systems and the Clearlake System and the anticipated distribution from net proceeds of the proposed sale of the Southwestern Michigan System, the limited partners of the Partnership will have received a total of $1,016 for each $1,000 invested in the Partnership after the sale of the Southwestern Michigan System.


          CABLE TELEVISION SERVICES. The Systems offer to their subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and packages including several of these services at combined rates.

          Basic cable television service usually consists of signals of all national television networks broadcast by their local affiliates, various independent and educational television stations (both VHF and UHF) and certain signals received from satellites. Basic service also usually includes programs originated locally by the system, which may consist of music, news, weather reports, stock market and financial information and live or videotaped programs of a public service or entertainment nature. FM radio signals are also frequently distributed to subscribers as part of the basic service.

          The Systems offer tier services on an optional basis to its subscribers. A tier generally includes most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network (CNN), Turner Network Television (TNT), Family Channel, Discovery and others, and the cable television operators buy tier programming from these networks. The Systems also offer a package that includes the basic service channels and the tier services.

          The Systems also offer premium services to subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax, Encore and others at a cost based on the number of subscribers served by the cable operator. The per service cost of premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

          The Systems also offer to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

          REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Systems. At December 31, 1997, the Systems' monthly basic service rates ranged from $7.03 to $16.99, monthly basic and tier ("basic plus") service rates ranged from $16.99 to $26.03 and monthly premium services ranged from $4.00 to $10.95 per premium service. In addition, the Venture earns revenues from the Systems' pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $5.00 to $45.00; however, from time to time the Systems have followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty.
For the year ended December 31, 1997, of the total fees received by the Systems, basic service and tier service fees accounted for approximately 75 percent of total revenues, premium service fees accounted for approximately 13 percent of total revenues, pay-per-view fees were approximately 1 percent of total revenues, advertising fees were approximately 4 percent of total revenues and the remaining 7 percent of total revenues came principally from equipment rentals, installation fees and program guide sales. The Venture is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Systems.

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

          The Venture holds 48 franchises relating to the Systems. These franchises provide for the payment of fees to the issuing authorities and generally range from 3 percent to 5 percent of the gross revenues of a cable television system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5 percent of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

          The Venture has never had a franchise revoked. The Venture is currently negotiating the renewal of two franchises that are operating under extensions, and the General Partner has no reason to believe that such franchises will not be renewed in due course. The General Partner recently has experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals. Some of the issues involved in recent renewal negotiations include rate regulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements.

          COMPETITION. Cable television systems currently experience competition from several sources.

          Broadcast Television.  Cable television systems have traditionally
          ---------------------
competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an "off-air" antenna. The extent of such competition is dependent in part upon the quality and quantity of signals available by such antenna reception as compared to the services provided by the local cable system. Accordingly, it has generally been less difficult for cable operators to obtain higher penetration rates in rural areas where signals available off-air are limited, than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems.

          Traditional Overbuild.  Cable television franchises are not exclusive,
          ---------------------
so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The General Partner has experienced overbuilds in connection with certain systems that it has owned or managed for limited partnerships, and currently there are overbuilds in certain of the systems owned or managed by the General Partner but not in the Systems. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas.

          DBS.  High-powered direct-to-home satellites have made possible the
          ---
wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite network and other program services which are competitive to those of cable television systems. DBS faces technical and legal obstacles to offering its customers local broadcast programming, although at least one DBS provider is now attempting to do so. In addition to emerging high-powered DBS competition, cable television systems face competition from a major medium-powered satellite distribution provider and several low-powered providers, whose service requires use of much larger home satellite dishes. Not all subscribers terminate cable television service upon acquiring a DBS system. The General Partner has observed that there are DBS subscribers that also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local programming not available through DBS service. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the ability of DBS providers to overcome certain legal and technical hurdles and the availability of equipment at reasonable prices.

          Telephone and Utilities.  Federal cross-ownership restrictions
          -----------------------
historically limited entry by local telephone companies into the cable television business. The 1996 Telecommunications Act (the "1996 Telecom Act") eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. The General Partner cannot predict at this time the extent of telephone company competition that will emerge. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of cable television systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect. The local electric utility in the Washington D.C. area recently announced plans to participate in RCN, a planned video competitor.

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

          MMDS.  Cable television systems also compete with wireless program
          ----
distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration. Wireless cable systems are now in direct competition with cable television systems in several areas of the country, including the system in Pima County, Arizona owned by the General Partner. Telephone companies have acquired or invested in wireless companies, and may use MMDS systems to provide services within their service areas in lieu of wired delivery systems. Enthusiasm for MMDS has waned in recent months, however, as Bell Atlantic and NYNEX have suspended their investment in two major MMDS companies. To date, the Venture has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with the Venture's Systems. A series of actions taken by the FCC, however, including reallocating certain frequencies to the wireless services, are intended to facilitate the development of wireless cable television systems as an alternative means of distributing video programming. In addition, Local Multipoint Distribution Services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

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

          The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Venture's operations and there has been a recent increase in calls to maintain or even tighten cable regulation in the absence of widespread effective competition. This section briefly summarizes key laws and regulations affecting the operation of the Venture's Systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Venture.

          Cable Rate Regulation.  The 1992 Cable Act imposed an extensive rate
          ---------------------
regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30 percent) by the incumbent cable operator, appreciable penetration (more than 15 percent) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

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

          The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. Certain critics of the cable television industry have called for a delay in the regulatory sunset and some have even urged more rigorous rate regulation in the interim, including a limit on operators passing through to their customers increased programming costs.
The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

          Cable Entry Into Telecommunications.  The 1996 Telecom Act provides
          -----------------------------------
that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning in 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

          Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order. That decision is now on appeal to the U.S. Supreme Court.

          Telephone Company Entry Into Cable Television.  The 1996 Telecom Act
          ---------------------------------------------
allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the BOCs, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service. As described above, the General Partner is now witnessing the beginning of LEC competition in a few of its cable communities.

          Under the 1996 Telecom Act, an LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities. RCN and affiliates of local power companies recently have been certified to provide OVS service in areas encompassing the General Partner's cable systems in suburban Maryland and Virginia. This OVS potential competition is not yet operational.

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

          Electric Utility Entry Into Telecommunications/Cable Television.  The
          ---------------------------------------------------------------
1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

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

          Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40 percent of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30 percent of all domestic cable subscribers has been stayed pending further judicial review, although the FCC recently expressed an interest in reviewing and reimposing this limit.

          There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems. Section 310(b)(4) of the Communications Act does, however, prohibit foreign ownership of FCC broadcast and telephone licenses, unless the FCC concludes that such foreign ownership is consistent with the public interest. The investment of BCI Telecom Holding Inc. ("BTH") in the General Partner could, therefore, adversely affect any plan to acquire FCC broadcast or common carrier licenses. The Venture, however, does not currently plan to acquire such licenses.

          Must Carry/Retransmission Consent.  The 1992 Cable Act contains
          ---------------------------------
broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Venture's business. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for satellite-delivered independent "superstations" such as WGN). The burden associated with "must carry" may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analogue and digital broadcasts in their entirety.

          Access Channels.  LFAs can include franchise provisions requiring
          ---------------
cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15 percent in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 mandating a modest rate reduction. The reduction sparked some increase in part-time use, but did not make commercial leased access substantially more attractive to third party programmers. Certain of those programmers have now appealed the revised rules to the D.C. Court of Appeals. Should the courts and the FCC ultimately determine that an additional reduction in access rates is required, cable operators could lose programming control of a substantial number of cable channels.

          Access to Programming.  To spur the development of independent cable
          ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. There recently has been increased interest in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements.

          Inside Wiring.  The FCC recently determined that an incumbent cable
          -------------
operator can be required by the owner of a multiple dwelling unit ("MDU") complex to remove, abandon or sell the "home run" wiring it initially provided. In addition, the FCC is reviewing the enforceability of contracts to provide exclusive video service within a MDU complex. The FCC has proposed abrogating all such contracts held by incumbent cable operators, but allowing such contracts when held by new entrants. These changes, and others now being considered by the FCC, would, if implemented, make it easier for a MDU complex owner to terminate service from an incumbent cable operator in favor of a new entrant and leave the already competitive MDU sector even more challenging for incumbent cable operators.

          Other FCC Regulations.  In addition to the FCC regulations noted
          ---------------------
above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards and consumer electronics equipment compatibility. Federal requirements governing Emergency Alert Systems and Closed Captioning adopted in 1997 will impose additional costs on the operation of cable systems. The FCC is currently considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

          Internet Access.  Many cable operators have begun offering high speed
          ---------------
internet service to their customers. At this time, there is no significant federal or local regulation of this service. However, as internet services develop, it is possible that new regulations could be imposed.

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

          The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5 percent of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

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


                              ITEM 2.  PROPERTIES
                              -------------------

          The cable television systems owned by the Venture are described below:

                        SYSTEM                          ACQUISITION DATE
                        ------                          ----------------

           Myrtle Creek System                            December 1987
           South Sioux City System                        February 1988
           Southwestern Michigan System                   September 1988

          The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the Systems. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1997, the South Sioux City System operated cable plant passing approximately 9,000 homes, with an approximate 68 percent penetration rate, the Myrtle Creek System operated cable plant passing approximately 9,100 homes, with an approximate 73 percent penetration rate, and the Southwestern Michigan System operated cable plant passing approximately 27,500 homes, with an approximate 63 percent penetration rate. Figures for numbers of subscribers and homes passed are compiled from the General Partner's records and may be subject to adjustments.

                                                                     At December 31,
                                           -------------------------------------------------------------------
MYRTLE CREEK SYSTEM                                1997                   1996                   1995
-------------------                        ---------------------  ---------------------  ---------------------
Monthly basic plus service rate                   $23.06                 $22.07                 $21.23
Basic subscribers                                  6,665                  6,582                  6,500
Pay units                                          3,926                  3,957                  3,966

SOUTH SIOUX CITY SYSTEM                                              At December 31,
-----------------------                    -------------------------------------------------------------------
                                                   1997                   1996                   1995
                                           ---------------------  ---------------------  ---------------------
Monthly basic plus service rate                   $23.84                 $22.99                 $22.06
Basic subscribers                                  6,157                  6,302                  5,944
Pay units                                          4,299                  4,094                  4,028


SOUTHWESTERN MICHIGAN SYSTEM                                          At December 31,
----------------------------               -------------------------------------------------------------------
                                                    1997                    1996                 1995
                                           ----------------------  ----------------------  -------------------
Monthly basic plus service rate                   $26.03                  $24.42                $22.75
Basic subscribers                                 17,332                  16,923                16,717
Pay units                                          9,581                  10,001                11,098



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


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

       None.


                                    PART II.
                                    --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

       While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. During 1997, a limited partner of the Partnership conducted a "limited tender offer" for interests in the Partnership at a price of $150 per interest. As of February 16, 1998, the approximate number of equity security holders in the Partnership was 4,248.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                                                               For the Year Ended December 31,
                                                        -----------------------------------------------------------------------
Jones Cable Income Fund 1-B, Ltd.                           1997            1996           1995          1994          1993
---------------------------------                       -------------  --------------  ------------  ------------  ------------
Revenues                                                $        -     $   862,911     $ 4,920,983   $ 4,484,892   $ 4,341,380
Depreciation and Amortization                                    -         227,488       1,335,945     1,367,809     1,691,043
Operating Income (Loss)                                          -        (202,060)         36,281      (184,959)     (446,056)
Equity in net income (loss) of cable television
  joint venture                                          6,928,894      (1,185,182)     (1,738,404)   (1,949,794)   (1,753,583)
Net Income (Loss)                                        6,928,894(b)    9,816,941(a)   (2,224,727)   (2,592,181)   (2,623,378)
Net Income (Loss) per Limited Partnership Unit               82.50(b)       113.50(a)       (26.26)       (30.59)       (30.96)
Distributions per Limited Partnership Unit                   71.12          132.38               -             -         20.48
Weighted Average Number of
  Limited Partnership Units Outstanding                     83,884          83,884          83,884        83,884        83,884
General Partner's Deficit                                   (4,258)        (13,057)       (309,119)     (276,772)     (250,850)
Limited Partners' Capital                                2,130,814       1,176,079       2,760,075     5,962,555     8,528,814
Total Assets                                             2,126,556       1,163,022       9,994,303    11,874,378    14,590,808
Debt                                                             -               -       6,866,146     3,544,000     3,547,767
General Partner Advances                                         -               -               -     2,162,870     1,944,230

                                                                               For the Year Ended December 31,
                                                        ----------------------------------------------------------------------
Jones Cable Income Fund 1-B/C Venture                       1997            1996           1995          1994          1993
-------------------------------------                   ----------     -----------     -----------   -----------   -----------
Revenues                                               $18,338,834     $24,624,270     $22,867,228   $21,121,787   $20,350,776
Depreciation and Amortization                            5,414,431       7,919,508       8,951,345     8,632,481     8,787,240
Operating Income (Loss)                                    536,176         161,479      (1,244,929)   (2,243,001)   (2,397,832)
Net Income (Loss)                                       17,422,414      (2,980,092)     (4,371,145)   (4,902,676)   (4,409,310)
Partner's Capital                                        5,357,323       2,934,909       5,915,001    10,286,146    15,188,822
Total Assets                                            30,514,718      47,556,243      50,844,037    54,545,774    58,148,834
Debt                                                    23,624,588      42,559,250      43,104,090    42,383,339    36,298,318
Advances from Jones Intercable, Inc.                             -         284,390         109,893        66,224     4,068,472

(a) Net income resulted primarily from the sale of the Orangeburg System by Jones Cable Income Fund 1-B, Ltd. in February 1996.

(b) Net income resulted primarily from the sale of the Colorado Systems by Jones Cable Income Fund 1-B/C Venture in January 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

     The following discussion of financial condition and results of operations of Jones Cable Income Fund 1-B, Ltd. (the "Partnership") and Jones Cable Income Fund 1-B/C Venture (the "Venture") contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Partnership's and Venture's actual results may differ significantly from the results predicted in such forward-looking statements.

FINANCIAL CONDITION
-------------------

Jones Cable Income Fund 1-B, Ltd. -
---------------------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace. In accordance with the General Partner's policy, the Partnership sold the Orangeburg System in February 1996, the Venture sold the Colorado Systems in January 1997, the Venture sold the Clearlake System in January 1998 and the Venture has entered into a contract to sell the Southwestern Michigan System. The General Partner is continuing to market the Myrtle Creek System and the South Sioux City System. There can be no assurance as to the timing or terms of any sale.

     The Partnership continues to own a 40 percent interest in the Venture. The investment is accounted for under the equity method. When compared to the December 31, 1996 balance, this investment has increased by $963,534. This increase represents the Partnership's proportionate share of income during 1997, reduced by distributions received.

     The Venture's financial condition is significant to the Partnership and should be reviewed in conjunction with this discussion.

Jones Cable Income Fund 1-B/C Venture -
-------------------------------------

     On January 24, 1997, the Venture sold the Colorado Systems to an unaffiliated party for a sales price of $35,000,000, subject to customary closing adjustments. The Venture distributed $15,000,000 to the Partnership and Jones Cable Income Fund 1-C, Ltd. ("Fund 1-C") in February 1997, which amount represents the net sale proceeds following the Venture's repayment of a portion of the balance outstanding of its credit facility and the payment of a brokerage fee to The Jones Group, Ltd., a subsidiary of the General Partner ("The Jones Group"), totaling $875,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction. The Partnership received $5,965,360 and Fund 1-C received $9,034,640 of such distribution. The Partnership, in turn, distributed the $5,965,360 (approximately $142 per each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner did not receive a general partner distribution from the sale proceeds. Because the sale of the Colorado Systems did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     On January 9, 1998, the Venture sold the Clearlake System to an unaffiliated party for a sales price of $21,400,000, subject to customary closing adjustments. The Venture distributed, in February 1998, $11,000,000 to the Partnership and Fund 1-C, which amount represents the net sale proceeds following the Venture's repayment of $9,600,000 outstanding under the Venture's credit facility and the payment of a 2.5 percent brokerage fee to The Jones Group totaling approximately $535,000. The Partnership received approximately $4,374,700 and Fund 1-C received approximately $6,625,300 of such distribution. The Partnership, in turn, distributed the $4,374,700 (approximately $105 per each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions have not returned the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the general partner of the Partnership did not receive a general partner distribution from the sale proceeds. Because the sale of the Clearlake System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     Taking into account prior distributions to limited partners from the Partnership's operating cash flow, the distribution from the sale of the Orangeburg System, the distribution from the sale of the Colorado Systems and the distribution from the sale of the Clearlake System, the limited partners of the Partnership have received a total of $418 for each $500 limited partnership interest, or $836 for each $1,000 invested in the Partnership.

     On January 30, 1998, the Venture entered into three purchase and sale agreements with unaffiliated parties providing for the sale of the Southwestern Michigan System to three separate unaffiliated parties for a total sales price of $31,250,000, subject to customary closing adjustments. The closing of this transaction, which is expected to occur in the second or third quarter of 1998, is subject to the consents of governmental authorities and third parties with whom the Venture has contracted that are necessary for the transfer of the Southwestern Michigan System, and termination or expiration of the statutory waiting period applicable to the purchase and sale agreements and the transactions contemplated thereby under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Because the sale of the Southwestern Michigan System does not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership will be required to approve this sale.

     Upon consummation of the proposed sale of the Southwestern Michigan System, the Venture will pay a 2.5 percent brokerage fee to The Jones Group totaling approximately $781,250 and repay $11,300,000 under the Venture's credit facility, and then the Venture will distribute the net sales proceeds of approximately $19,000,000 to the Partnership and Fund 1-C. The Partnership will receive approximately $7,556,200 and Fund 1-C will receive approximately $11,443,800 of such distribution. The Partnership, in turn, will distribute the $7,556,200 (approximately $90 for each $500 limited partnership interest, or approximately $180 for each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner of the Partnership will not receive a general partner distribution from the sale proceeds.

     Taking into account prior distributions to limited partners from the Partnership's operating cash flow, the distribution from the sale of the Orangeburg System, the distribution from the sale of the Colorado Systems, the distribution from the sale of the Clearlake System and the expected distribution from the sale of the Southwestern Michigan System, the limited partners of the Partnership will have received a total of $508 for each $500 limited partner interest, or $1,016 for each $1,000 invested in the Partnership after the sale of the Southwestern Michigan System.

     For the year ended December 31, 1997, the Venture generated net cash from operating activities totaling $3,716,919, which is available to fund capital expenditures and non-operating costs. During 1997, capital expenditures within the Venture's systems totaled approximately $4,155,000. Approximately 37 percent was for the construction of service drops to subscribers' homes and approximately 20 percent of these expenditures was for the construction of new cable plant related to new homes passed. The remaining expenditures were used to maintain the value of the Venture's systems. Funding for these expenditures was provided by cash on hand, cash generated from operations, and borrowings available under the Venture's credit facility. Budgeted capital expenditures for 1998 are approximately $2,474,000. Construction of service drops to homes will account for approximately 48 percent of the anticipated expenditures and construction of new cable plant related to new homes passed will account for approximately 30 percent of the anticipated expenditures. The remaining expenditures will be used to maintain the value of the Venture's systems until they are sold. As a result of the sale of the Southwestern Michigan System, the budgeted capital expenditures for the Southwestern Michigan System for 1998 will be only for various enhancements necessary to maintain the value of the Southwestern Michigan System until it is sold. Funding for these expenditures is expected to come from cash on hand, cash generated from operations and available borrowings under the Venture's credit facility.

     At December 31, 1997, the Venture's $27,500,000 credit facility had $23,300,000 outstanding. On January 9, 1998, as required by the credit facility, the Partnership used a portion of the proceeds of the sale of the Clearlake System to repay $9,600,000 of the balance outstanding. At the same time, the commitment on the credit facility was reduced to $19,900,000, leaving $6,200,000 available for future borrowings. Upon the sale of the Southwestern Michigan System, the Venture will repay $11,300,000 of the then-outstanding balance and the commitment will be reduced. On September 30, 2000, the maximum amount available begins to reduce quarterly until June 30, 2005 when the amount available will be zero. Interest on outstanding principal is calculated at the Venture's option of the Base Rate plus 1/8 percent, or the Euro-Rate plus 1-1/8 percent. The effective interest rate on amounts outstanding as of December 31, 1997 and 1996 was 6.89 percent and 7.03 percent, respectively.

     One of the primary objectives of the Venture has been to provide quarterly cash distributions to the Venture partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn have sought to provide quarterly cash distributions to their partners. The Venture used cash generated from operations to fund capital expenditures and did not declare quarterly cash flow distributions during 1997, although it did make a distribution of $15,000,000 to its partners from the proceeds of the sale of the Colorado Systems during the first quarter of 1997 and a distribution of $11,000,000 to its partners from the proceeds of the sale of the Clearlake System in February 1998. The Venture does not anticipate resuming cash flow distributions.

     The General Partner believes that the Venture has sufficient sources of capital available from cash on hand, cash generated from operations and from borrowings available under its credit facility to meet its anticipated needs for the next year.

Year 2000 Issue
---------------

     The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes.

     The General Partner has initiated an assessment of its computer applications to determine the extent of the problem. Based on this assessment, the General Partner has determined that the majority of its computer applications supporting business processes, including accounting and billing, are designed to handle the Year 2000 appropriately.

     The General Partner is currently focusing its efforts on the impact of the Year 2000 issue on service delivery. The General Partner has established an internal team to address this issue. The General Partner is identifying and testing all date-sensitive equipment involved in delivering service to the Venture's customers. In addition, the General Partner will assess its options regarding repair or replacement of affected equipment during this testing. The General Partner currently has no definitive estimate of the cost or the extent of the impact, if any, this problem will have on service delivery; however, the General Partner does not believe that the impact will be material. The General Partner anticipates completion of its testing in 1998, at which time it will determine the financial impact on the Venture.

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

Jones Cable Income Fund 1-B/C Venture -
-------------------------------------

1997 Compared to 1996-

     Revenues of the Venture decreased $6,285,436, or approximately 26 percent, to $18,338,834 in 1997 from $24,624,270 in 1996. This decrease was a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, revenues would have increased $760,134, or approximately 5 percent, to $17,806,829 in 1997 compared to $17,046,695 in 1996. Basic service rate increases accounted for approximately 87 percent of the increases in revenues in 1997. No other single factor significantly affected these increases in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses decreased $3,288,654, or approximately 24 percent, to $10,395,892 in 1997 from $13,684,546 in 1997. This decrease was a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, operating expenses would have increased $181,787, or approximately 2 percent, to $9,552,282 in

1997 compared to $9,370,495 in 1996. This increase in operating expenses was due primarily to increases in programming fees. No other individual factor was significant to this increase in operating expenses. Operating expenses represented 54 percent of revenues in 1997 compared to 56 percent in 1996.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow decreased $2,996,782, or approximately 27 percent, to $7,942,942 in 1997 compared to $10,939,724 in 1996. This decrease was a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, operating cash flow would have increased $578,347, or approximately 8 percent, to $8,254,547 in 1997 compared to $7,676,200 in 1996. This increase was due to the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $866,401, or approximately 30 percent, to $1,992,335 in 1997 compared to $2,858,736 in 1996. This decrease was as a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, management fees and allocated overhead would have decreased $57,578, or approximately 3 percent, to $1,938,591 in 1997 compared to $1,996,169 in 1996. This decrease was primarily due to a decrease in allocated overhead from the General Partner.

     Depreciation and amortization expense decreased $2,505,077, or approximately 32 percent, to $5,414,431 in 1997 from $7,919,508 in 1996. This decrease was a result of the sale of the Colorado Systems. Disregarding the effect of the sale of the Colorado Systems, depreciation and amortization expense would have decreased $321,866, or approximately 6 percent, to $5,268,978 in 1997 compared to $5,590,844 in 1996. This decrease was due to the maturation of a portion of the Venture's depreciable asset base.

     The Venture's operating income increased $374,697 to $536,176 in 1997 from $161,479 in 1996. Disregarding the effect of the sale of the Colorado Systems, operating income would have increased $957,971, to $1,046,978 in 1997 from $89,187 in 1996. This increase was a result of the increase in operating cash flow and the decrease in depreciation and amortization expense.

     Interest expense decreased $1,589,296, or approximately 51 percent, to $1,521,275 in 1997 compared to $3,110,571 in 1996. This decrease was primarily due to the lower outstanding balances on the Venture's interest bearing obligations, as a result of a portion of the proceeds from the sale of the Colorado Systems being used to repay a portion of the outstanding loan principal balance.

     The Venture reported a gain on the sale of the Colorado Systems of $18,493,041 in 1997. No similar gain was reported in 1996.

     The Venture reported net income of $17,422,414 in 1997 compared to a net loss of $2,980,092 in 1996. This change was primarily due to the fact that the Venture reported a gain on the sale of the Colorado Systems in 1997 and no similar gain was reported in 1996.

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

     Operating cash flow increased $422,402, or approximately 4 percent, to $10,939,724 in 1996 from $10,517,321 in 1995. This increase was the result of the increase in revenues exceeding the increase in operating expenses.

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

     The Venture reported operating income of $161,479 in 1996 compared to an operating loss of $1,244,929 in 1995. This change was a result of the increase in operating cash flow and decrease in depreciation and amortization expense exceeding the increase in management fees and allocated overhead from the General Partner.

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


ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

     The audited financial statements of the Partnership and the Venture for the year ended December 31, 1997 follow.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Partners of Jones Cable Income Fund 1-B, Ltd.:

     We have audited the accompanying balance sheets of JONES CABLE INCOME FUND 1-B, LTD. (a Colorado limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Cable Income Fund 1-B, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                         ARTHUR ANDERSEN LLP



Denver, Colorado,
 March 13, 1998.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                            December 31,
                                                       ------------------------
          ASSETS                                          1997          1996
          ------                                       ----------    ----------

CASH                                                   $      145    $      145

INVESTMENT IN CABLE TELEVISION JOINT VENTURE            2,126,411     1,162,877
                                                       ----------    ----------

          Total assets                                 $2,126,556    $1,163,022
                                                       ==========    ==========

  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
  -------------------------------------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                $    1,000    $    1,000
    Accumulated earnings                                  104,961        96,162
    Distributions                                        (110,219)     (110,219)
                                                       ----------    ----------

                                                           (4,258)      (13,057)
                                                       ----------    ----------

  Limited Partners-
    Net contributed capital (83,884 units
      outstanding at December 31, 1997 and 1996)       34,449,671    34,449,671
    Accumulated deficit                                (3,230,916)  (10,151,011)
    Distributions                                     (29,087,941)  (23,122,581)
                                                       ----------    ----------

                                                        2,130,814     1,176,079
                                                       ----------    ----------

          Total liabilities and partners' capital
            (deficit)                                  $2,126,556    $1,163,022
                                                       ==========    ==========


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                            Year Ended December 31,
                                                     -------------------------------------
                                                        1997         1996         1995
                                                     ----------  -----------   -----------
REVENUES                                             $        -  $   862,911   $ 4,920,983

COSTS AND EXPENSES:
  Operating expenses                                          -      730,908     2,941,756
  Management fees and allocated overhead
    from General Partner                                      -      106,575       607,001
  Depreciation and amortization                               -      227,488     1,335,945
                                                     ----------  -----------   -----------

OPERATING INCOME (LOSS)                                       -     (202,060)       36,281
                                                     ----------  -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                            -     (123,888)     (524,050)
  Gain on sale of cable television system                     -   11,122,663             -
  Other, net                                                  -      205,408         1,446
                                                     ----------  -----------   -----------

          Total other income (expense)                        -   11,204,183      (522,604)
                                                     ----------  -----------   -----------

INCOME (LOSS) BEFORE EQUITY IN NET LOSS
  OF CABLE TELEVISION JOINT VENTURE                           -   11,002,123      (486,323)

EQUITY IN NET INCOME (LOSS) OF CABLE
  TELEVISION JOINT VENTURE                            6,928,894   (1,185,182)   (1,738,404)
                                                     ----------  -----------   -----------

NET INCOME (LOSS)                                    $6,928,894  $ 9,816,941   $(2,224,727)
                                                     ==========  ===========   ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                    $    8,799  $   296,062   $   (22,247)
                                                     ==========  ===========   ===========

  Limited Partners                                   $6,920,095  $ 9,520,879   $(2,202,480)
                                                     ==========  ===========   ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                       $82.50      $113.50       $(26.26)
                                                     ==========  ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                          83,884       83,884        83,884
                                                     ==========  ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   ----------------------------------------


                                              Year Ended December 31,
                                     ----------------------------------------
                                        1997           1996          1995
                                     -----------   ------------   -----------

GENERAL PARTNER:
  Balance, beginning of year         $   (13,057)  $   (309,119)  $  (276,772)
  Distributions                                -              -       (10,100)
  Net income (loss) for year               8,799        296,062       (22,247)
                                     -----------   ------------   -----------

  Balance, end of year               $    (4,258)  $    (13,057)  $  (309,119)
                                     ===========   ============   ===========


LIMITED PARTNERS:
  Balance, beginning of year         $ 1,176,079   $  2,760,075   $ 5,962,555
  Distributions                       (5,965,360)   (11,104,875)   (1,000,000)
  Net income (loss) for year           6,920,095      9,520,879    (2,202,480)
                                     -----------   ------------   -----------

  Balance, end of year               $ 2,130,814   $  1,176,079   $ 2,760,075
                                     ===========   ============   ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                     Year Ended December 31,
                                                                            -----------------------------------------
                                                                                1997          1996          1995
                                                                            -----------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                         $ 6,928,894   $  9,816,941   $(2,224,727)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                   -        227,488     1,335,945
      Equity in net (income) loss of cable television joint venture          (6,928,894)     1,185,182     1,738,404
      Gain on sale of cable television system                                         -    (11,122,663)            -
      Decrease (increase) in trade receivables                                        -        247,500       (79,913)
      Decrease (increase) in deposits, prepaid expenses and
        deferred charges                                                              -         48,919       (54,409)
      Decrease in trade accounts payable and accrued liabilities
        and subscriber prepayments                                                    -       (427,201)      (54,524)
                                                                            -----------   ------------   -----------

               Net cash provided by (used in) operating activities                    -        (23,834)      660,776
                                                                            -----------   ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                             -       (156,802)   (1,132,756)
  Proceeds from sale of cable television system                                       -     18,347,667             -
  Distributions from cable television joint venture                           5,965,360              -             -
                                                                            -----------   ------------   -----------

               Net cash provided by (used in) investing activities            5,965,360     18,190,865    (1,132,756)
                                                                            -----------   ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                            -              -     6,852,071
  Repayment of debt                                                                   -     (6,866,146)   (3,529,925)
  Distributions to limited partners                                          (5,965,360)   (11,104,875)   (1,000,000)
  Increase (decrease) in accrued distributions to
    limited partners                                                                  -       (250,000)      250,000
  Decrease in advances from General Partner                                           -              -    (2,162,870)
                                                                            -----------   ------------   -----------

               Net cash provided by (used in) financing activities           (5,965,360)   (18,221,021)      409,276
                                                                            -----------   ------------   -----------

Increase (decrease) in cash                                                           -        (53,990)      (62,704)

Cash, beginning of year                                                             145         54,135       116,839
                                                                            -----------   ------------   -----------

Cash, end of year                                                           $       145   $        145   $    54,135
                                                                            ===========   ============   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                             $         -   $    220,222   $   463,280
                                                                            ===========   ============   ===========

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

     At December 31, 1997, the Partnership owned a 40 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"), through a capital contribution made to the Venture in November 1987 of $24,220,000. The Venture was formed to acquire, develop and operate cable television systems. During 1988 and 1987, the Venture acquired various cable television systems serving the areas in and around the cities of Brighton and Broomfield, the town of Lochbuie, and portions of unincorporated Adams, Boulder and Weld Counties, all in the State of Colorado (the "Colorado Systems"); Clearlake and Lakeport, California (the "Clearlake System"); Myrtle Creek, Oregon; South Sioux City, Nebraska; and Three Rivers, Schoolcraft, Vicksburg, Constantine, White Pigeon, Dowagiac, Watervliet and Vandalia, all in the State of Michigan (the "Southwestern Michigan System").
The Venture had net income of $17,422,414 in 1997 and incurred losses of $2,980,092 and $4,371,145 in 1996 and 1995, respectively, of which income of $6,928,894 in 1997 and losses of $1,185,182 and $1,738,404 in 1996 and 1995, respectively, were allocated to the Partnership.

     Partnership Cable Television System Sales
     -----------------------------------------

     On February 28, 1996, the Partnership sold the Orangeburg System to a subsidiary of the General Partner for $18,347,667, subject to working capital adjustments of $376,646, which were deducted from the sale proceeds. The sales price represented the average of three separate, independent appraisals of the Orangeburg System. The Partnership used the net sales proceeds to pay all of its indebtedness, which totaled approximately $6,866,000, and the Partnership distributed the remaining net sales proceeds, which totaled approximately $11,105,000, to its limited partners pursuant to the terms of the Partnership's partnership agreement in April 1996. This distribution represented a return to each limited partner of approximately $265 for each $1,000 invested in the Partnership. The Partnership will retain its interest in the Venture.

     Venture Cable Television System Sales
     -------------------------------------

     On January 24, 1997, the Venture sold the Colorado Systems to an unaffiliated party for a sales price of $35,000,000, subject to customary closing adjustments. The Venture distributed $15,000,000 to the Partnership and Jones Cable Income Fund 1-C, Ltd. ("Fund 1-C") in February 1997, which amount represents the net sale proceeds following the Venture's repayment of a portion of the balance outstanding of its credit facility and the payment of a brokerage fee to The Jones Group, Ltd., a subsidiary of the General Partner ("The Jones Group"), totaling $875,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction. The Partnership received $5,965,360 and Fund 1-C received $9,034,640 of such distribution. The Partnership, in turn, distributed the $5,965,360 (approximately $142 per each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner did not receive a general partner distribution from the sale proceeds. Because the sale of the Colorado Systems did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     On January 9, 1998, the Venture sold the Clearlake System to an unaffiliated party for a sales price of $21,400,000, subject to customary closing adjustments. The Venture distributed, in February 1998, $11,000,000 to the Partnership and Fund 1-C, which amount represents the net sale proceeds following the Venture's repayment of

$9,600,000 outstanding under the Venture's credit facility and the payment of a
2.5 percent brokerage fee to The Jones Group totaling approximately $535,000. The Partnership received approximately $4,374,700 and Fund 1-C received approximately $6,625,300 of such distribution. The Partnership, in turn, distributed the $4,374,700 (approximately $105 per each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions will not have returned the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the general partner of the Partnership did not receive a general partner distribution from the sale proceeds. Because the sale of the Clearlake System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     On January 30, 1998, the Venture entered into three purchase and sale agreements with unaffiliated parties providing for the sale of the Southwestern Michigan System to three separate unaffiliated parties for a total sales price of $31,250,000, subject to customary closing adjustments. The closing of this transaction, which is expected to occur in the second or third quarter of 1998, is subject to the consents of governmental authorities and third parties with whom the Venture has contracted that are necessary for the transfer of the Southwestern Michigan System, and termination or expiration of the statutory waiting period applicable to the purchase and sale agreements and the transactions contemplated thereby under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Because the sale of the Southwestern Michigan System does not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership will be required to approve this sale.

     Upon consummation of the proposed sale of the Southwestern Michigan System, the Venture will pay a 2.5 percent brokerage fee to The Jones Group totaling approximately $781,250 and repay $11,300,000 under the Venture's then-outstanding balance of its credit facility, and then the Venture will distribute the net sales proceeds of approximately $19,000,000 to the Partnership and Fund 1-C. The Partnership will receive approximately $7,556,200 and Fund 1-C will receive approximately $11,443,800 of such distribution. The Partnership, in turn, will distribute the $7,556,200 (approximately $90 for each $500 limited partnership interest, or approximately $180 for each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner of the Partnership will not receive a general partner distribution from the sale proceeds.

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

     The Partnership's acquisition of the cable television system serving the Orangeburg System was accounted for as a purchase with the purchase price allocated as follows: first, to the fair value of net tangible assets acquired; second, to the value of a subscriber list, franchise costs and favorable leaseholds; and third to costs in excess of interests in net assets purchased. Brokerage fees paid to a subsidiary of the General Partner were allocated to intangible assets based upon the relative value of these assets at acquisition. Other system acquisition costs were capitalized and included in the cost of distribution systems.

     Investment in Cable Television Joint Venture
     --------------------------------------------

     The Partnership's investment in the Venture is accounted for under the equity method. The operations of the Venture are significant to the Partnership and should be reviewed in conjunction with these financial statements.

     Property, Plant and Equipment
     -----------------------------

     Depreciation of property, plant and equipment is provided primarily using the straight-line method over the following estimated service lives:


               Cable distribution systems        5 - 15  years
               Equipment and tools               5 -  7  years
               Office furniture and equipment    3 -  5  years
               Buildings                             30  years
               Vehicles                          3 -  4  years


     Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

     Property, plant and equipment and the corresponding accumulated depreciation are written off as certain assets become fully depreciated and are no longer in service.

     Intangible Assets
     -----------------

     Costs assigned to subscriber lists, favorable leaseholds and costs in excess of interests in net assets purchased are being amortized using the straight-line method over the following remaining estimated useful lives:


               Subscriber lists                  2  years
               Favorable leaseholds              3  years
               Costs in excess of interests in
                net assets purchased            30  years


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

(3)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
     ----------------------------------------------------

     Management Fees, Distribution Ratios and Reimbursements
     -------------------------------------------------------

     The General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged during the years ended December 31, 1997, 1996 and 1995 (exclusive of the Partnership's 40 percent interest in the Venture) were $-0-, $43,146 and $246,049, respectively.

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

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal, and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries.
Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged to the Partnership by the General Partner for allocated overhead and administrative expenses during the years ended December 31, 1997, 1996 and 1995 (exclusive of the Partnership's 40 percent interest in the Venture) were $-0-, $63,429 and $360,952, respectively.

     The Partnership is charged interest at a rate which approximates the General Partner's weighted average cost of borrowing on any amounts due to the General Partner. No interest was charged to the Partnership by the General Partner in 1997. Total interest charged to the Partnership by the General Partner during the years ended December 31, 1996 and 1995 was $65,616 and $5,975, respectively.

     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------

     The Partnership receives or has received programming from Superaudio, Knowledge TV, Inc. and Product Information Network, all of which are affiliates of the General Partner.

     Payments to Superaudio totaled $-0-, $1,161 and $7,062 in 1997, 1996 and 1995, respectively. Payments to Knowledge TV, Inc. totaled $-0-, $1,412 and $7,555 in 1997, 1996 and 1995, respectively.

     The Partnership receives a commission from Product Information Network based on a percentage of advertising revenues and number of subscribers. Product Information Network paid commissions to the Partnership totaling $-0-, $303 and $1,755 in 1997, 1996 and 1995, respectively.

(4)  DISTRIBUTIONS FROM CASH FLOW
     ----------------------------

     One of the primary objectives of the Partnership has been to provide quarterly cash distributions to the partners, primarily from cash generated through the operating activities of the Partnership and from the distributions made to the Partnership from the Venture. As a result of the sale of the Orangeburg System in 1996, Partnership quarterly cash distributions have been limited to distributions received by the Partnership from the Venture. One of the primary objectives of the Venture has been to provide quarterly cash distributions to the Venture partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn have sought to provide quarterly cash distributions to their partners. The Venture used cash generated from operations to fund capital expenditures and did not declare quarterly cash flow distributions during 1997, although it did make a distribution of $15,000,000 (of which the Partnership received $5,965,360 and Fund 1-C received $9,034,640) to its partners from the proceeds of the sale of the Colorado Systems during the first quarter of 1997 and a distribution of $11,000,000 (of which the Partnership received $4,374,700 and Fund 1-C received $6,625,300) to its partners from the proceeds of the sale of the Clearlake System in February 1998. The Venture does not anticipate resuming cash flow distributions.

(5)  INCOME TAXES
     ------------

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

(6)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

     Supplementary profit and loss information for the respective years is presented below:

                                                                 Year Ended December 31,
                                                           ------------------------------------
                                                             1997          1996          1995
                                                           --------      --------      --------
          Maintenance and repairs                          $   -         $ 45,200      $ 38,357
                                                           ========      ========      ========

          Taxes, other than income and  payroll taxes      $   -         $ 12,663      $ 83,754
                                                           ========      ========      ========

          Advertising                                      $   -         $ 14,131      $ 70,108
                                                           ========      ========      ========

          Depreciation of property, plant and equipment    $   -         $162,053      $930,857
                                                           ========      ========      ========

          Amortization of intangible assets                $   -         $ 65,435      $405,088
                                                           ========      ========      ========


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Partners of Jones Cable Income Fund 1-B/C Venture:

          We have audited the accompanying balance sheets of JONES CABLE INCOME FUND 1-B/C VENTURE (a Colorado general partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Cable Income Fund 1-B/C Venture as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                         ARTHUR ANDERSEN LLP



Denver, Colorado,
 March 13, 1998.

                     JONES CABLE INCOME FUND 1-B/C VENTURE
                     -------------------------------------
                            (A General Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                                December 31,
                                                                        ----------------------------
               ASSETS                                                       1997           1996
               ------                                                   ------------   -------------

CASH                                                                    $    454,501   $    702,640

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $42,753 and $87,075 at December 31, 1997
  and 1996, respectively                                                     362,472        530,025

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                  45,101,407     65,758,352
  Less- accumulated depreciation                                         (24,222,527)   (32,628,107)
                                                                        ------------   ------------
                                                                          20,878,880     33,130,245

  Franchise costs and other intangible assets, net of accumulated amortization of $33,614,162 and $38,696,513 at December 31, 1997
    and 1996, respectively                                                 8,342,217     12,801,757
                                                                        ------------   ------------
            Total investment in cable television properties               29,221,097     45,932,002

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                              476,648        391,576
                                                                        ------------   ------------
            Total assets                                                $ 30,514,718   $ 47,556,243
                                                                        ============   ============

                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                     JONES CABLE INCOME FUND 1-B/C VENTURE
                     -------------------------------------
                            (A General Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                               December 31,
                                                       ----------------------------
         LIABILITIES AND PARTNERS' CAPITAL                  1997           1996
         ---------------------------------             ------------   -------------

LIABILITIES:
  Debt                                                 $ 23,624,588   $ 42,559,250
  Jones Intercable, Inc. advances                                 -        284,390
  Trade accounts payable and accrued liabilities          1,328,470      1,530,794
  Subscriber prepayments                                    204,337        246,900
                                                       ------------   ------------
            Total liabilities                            25,157,395     44,621,334
                                                       ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' CAPITAL:
  Contributed capital                                    60,036,950     60,036,950
  Accumulated deficit                                   (19,146,685)   (36,569,099)
  Distributions                                         (35,532,942)   (20,532,942)
                                                       ------------   ------------
                                                          5,357,323      2,934,909
                                                       ------------   ------------
            Total liabilities and partners' capital    $ 30,514,718   $ 47,556,243
                                                       ============   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                     JONES CABLE INCOME FUND 1-B/C VENTURE
                     -------------------------------------
                            (A General Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                          Year Ended December 31,
                                                 ---------------------------------------
                                                     1997          1996          1995
                                                 -----------   -----------   -----------

REVENUES                                         $18,338,834   $24,624,270   $22,867,228

COSTS AND EXPENSES:
  Operating expenses                              10,395,892    13,684,546    12,349,907
  Management fees and allocated overhead from
    Jones Intercable, Inc.                         1,992,335     2,858,737     2,810,905
  Depreciation and amortization                    5,414,431     7,919,508     8,951,345
                                                 -----------   -----------   -----------

OPERATING INCOME (LOSS)                              536,176       161,479    (1,244,929)
                                                 -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                (1,521,275)   (3,110,571)   (3,391,355)
  Gain on sale of cable television system         18,493,041             -             -
  Other, net                                         (85,528)      (31,000)      265,139
                                                 -----------   -----------   -----------

            Total other income (expense)          16,886,238    (3,141,571)   (3,126,216)
                                                 -----------   -----------   -----------

NET INCOME (LOSS)                                $17,422,414   $(2,980,092)  $(4,371,145)
                                                 ===========   ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                     JONES CABLE INCOME FUND 1-B/C VENTURE
                     -------------------------------------
                            (A General Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                                              Year Ended December 31,
                                      ----------------------------------------
                                           1997          1996          1995
                                      ------------   -----------   -----------

Jones Cable Income Fund 1-B, Ltd.:
  Balance, beginning of year          $  1,162,877   $ 2,348,059   $ 4,086,463
  Distributions                         (5,965,360)            -             -
  Net income (loss) for year             6,928,894    (1,185,182)   (1,738,404)
                                      ------------   -----------   -----------

  Balance, end of year                $  2,126,411   $ 1,162,877   $ 2,348,059
                                      ============   ===========   ===========

Jones Cable Income Fund 1-C, Ltd.:
  Balance, beginning of year          $  1,772,032   $ 3,566,942   $ 6,199,683
  Distributions                         (9,034,640)            -             -
  Net income (loss) for year            10,493,520    (1,794,910)   (2,632,741)
                                      ------------   -----------   -----------

  Balance, end of year                $  3,230,912   $ 1,772,032   $ 3,566,942
                                      ============   ===========   ===========

Total:
  Balance, beginning of year          $  2,934,909   $ 5,915,001   $10,286,146
  Distributions                        (15,000,000)            -             -
  Net income (loss) for year            17,422,414    (2,980,092)   (4,371,145)
                                      ------------   -----------   -----------

  Balance, end of year                $  5,357,323   $ 2,934,909   $ 5,915,001
                                      ============   ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                     JONES CABLE INCOME FUND 1-B/C VENTURE
                     -------------------------------------
                            (A General Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                           Year Ended December 31,
                                                                   ----------------------------------------
                                                                        1997          1996          1995
                                                                   ------------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $ 17,422,414   $(2,980,092)  $(4,371,145)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                   5,414,431     7,919,508     8,951,345
      Gain on sale of cable television system                       (18,493,041)            -             -
      Amortization of interest rate protection contract                       -             -        48,500
      Decrease (increase) in trade receivables                          167,553        (5,285)      (65,328)
      Increase in deposits, prepaid expenses and
        deferred charges                                               (265,161)     (186,604)     (148,623)
      Increase (decrease) in trade accounts payable and
        accrued liabilities and subscriber prepayments                 (244,887)       62,641       (95,012)
      Increase (decrease) in amount due Jones Intercable, Inc.         (284,390)      174,497        43,669
                                                                   ------------   -----------   -----------

            Net cash provided by operating activities                 3,716,919     4,984,665     4,363,406
                                                                   ------------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                            (4,155,396)   (4,617,913)   (4,513,277)
  Proceeds from sale of cable television system, net
    of brokerage fee                                                 34,125,000             -             -
                                                                   ------------   -----------   -----------

            Net cash provided by (used in) investing activities      29,969,604    (4,617,913)   (4,513,277)
                                                                   ------------   -----------   -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                           17,215,086       273,404       898,199
  Repayment of debt                                                 (36,149,748)     (818,244)     (177,448)
  Distribution to Venture Partners                                  (15,000,000)            -             -
                                                                   ------------   -----------   -----------

            Net cash provided by (used in)
              financing activities                                  (33,934,662)     (544,840)      720,751
                                                                   ------------   -----------   -----------

Increase (decrease) in cash                                            (248,139)     (178,088)      570,880

Cash, beginning of year                                                 702,640       880,728       309,848
                                                                   ------------   -----------   -----------

Cash, end of year                                                  $    454,501   $   702,640   $   880,728
                                                                   ============   ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                    $  1,680,766   $ 3,132,265   $ 3,389,425
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

                     JONES CABLE INCOME FUND 1-B/C VENTURE
                     -------------------------------------
                            (A General Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

(1)  ORGANIZATION AND PARTNERS' INTERESTS
     ------------------------------------

     Formation and Business
     ----------------------

     On October 21, 1987, Jones Cable Income Fund 1-B, Ltd. ("Fund 1-B") and Jones Cable Income Fund 1-C, Ltd. ("Fund 1-C") formed a Colorado general partnership known as Jones Cable Income Fund 1-B/C Venture (the "Venture") by making capital contributions of $24,220,000 and $36,681,000, respectively (approximately 40 and 60 percent, respectively). The Venture was formed to acquire, develop and operate cable television systems. During 1988 and 1987, the Venture acquired various cable television systems serving the areas in and around the cities of Brighton and Broomfield, the town of Lochbuie, and portions of unincorporated Adams, Boulder and Weld Counties, all in the State of Colorado (the "Colorado Systems"); Clearlake and Lakeport, California (the "Clearlake System"); Myrtle Creek, Oregon; South Sioux City, Nebraska; and Three Rivers, Schoolcraft, Vicksburg, Constantine, White Pigeon, Dowagiac, Watervliet and Vandalia, all in the State of Michigan (the "Southwestern Michigan System").

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

     Cable Television System Sale
     ----------------------------

     On January 24, 1997, the Venture sold the Colorado Systems to an unaffiliated party for a sales price of $35,000,000, subject to customary closing adjustments. The Venture distributed $15,000,000 to Fund 1-B and Fund 1-C in February 1997, which amount represents the net sale proceeds following the Venture's repayment of a portion of the balance outstanding of its credit facility and the payment of a brokerage fee to The Jones Group, Ltd., a subsidiary of Intercable ("The Jones Group"), totaling $875,000, representing
2.5 percent of the sales price, for acting as a broker in this transaction.
Fund 1-B received $5,965,360 and Fund 1-C received $9,034,640 in such distribution. Fund 1-B and Fund 1-C, in turn, distributed such amounts (approximately $142 per each $1,000 invested in Fund 1-B and approximately $212 per each $1,000 invested in Fund 1-C) to the limited partners of each of Fund 1-B and Fund 1-C. Because the distribution to the limited partners of Fund 1-B and Fund 1-C did not return the amount initially contributed by the limited partners to Fund 1-B and Fund 1-C plus the preferred return provided by Fund 1-B and Fund 1-C limited partnership agreements, the General Partner did not receive a general partner distribution from the sale proceeds. Because the sale of the Colorado Systems did not represent a sale of all or substantially all of Fund 1-B and Fund 1-C's assets, no vote of the limited partners of Fund 1-B and Fund 1-C was required to approve this sale.

     On January 9, 1998, the Venture sold the Clearlake System to an unaffiliated party for a sales price of $21,400,000, subject to customary closing adjustments. The Venture distributed, in February 1998, $11,000,000 to Fund 1-B and Fund 1-C, which amount represents the net sale proceeds following the Venture's repayment of $9,600,000 outstanding under the Venture's credit facility and the payment of a 2.5 percent brokerage fee to The Jones Group totaling approximately $535,000. Fund 1-B received approximately $4,374,700 and Fund 1-C received approximately $6,625,300 in such distribution. Fund 1-B and Fund 1-C, in turn, distributed such amounts (approximately $105 per each $1,000 invested in Fund 1-B and approximately $156 per each $1,000 invested in Fund 1-
C) to the limited partners of the Partnership. Because the distribution to the limited partners of Fund 1-B and Fund 1-C together with all prior distributions will not have returned the amount initially contributed by the limited partners of Fund 1-B and Fund 1-C plus the preferred return provided by Fund 1-B and Fund 1-C limited partnership agreements, the general partner of Fund 1-B and Fund 1-C did not receive a general partner distribution from the sale proceeds. Because the sale of the Clearlake System did not represent a sale of all or substantially all of Fund 1-B and Fund 1-C assets, no vote of the limited partners of Fund 1-B and Fund 1-C was required to approve this sale.

        The pro forma effect of the sale of the Colorado Systems and Clearlake System on the results of the Venture's operations for the years ended December 31, 1997 and 1996, assuming the transactions had occurred at the beginning of the year, is presented in the following unaudited tabulation:

                             For the Year Ended December 31, 1997
                           ----------------------------------------
                                           Pro Forma
                           As Reported    Adjustments    Pro Forma
                           -----------   ------------   -----------

Revenues                   $18,338,834   $ (6,488,066)  $11,850,768
                           ===========   ============   ===========

Operating Income (Loss)    $   536,176   $   (392,466)  $   143,710
                           ===========   ============   ===========

Net Loss                   $17,422,414   $(17,329,856)  $    92,558
                           ===========   ============   ===========

                             For the Year Ended December 31, 1996
                           ----------------------------------------

                                           Pro Forma
                           As Reported    Adjustments    Pro Forma
                           -----------   ------------   -----------

Revenues                   $24,624,270   $(13,397,931)  $11,266,339
                           ===========   ============   ===========

Operating Income (Loss)    $   161,479   $   (467,993)  $  (306,514)
                           ===========   ============   ===========

Net Income                 $(2,980,092)  $  1,223,408   $(1,756,684)
                           ===========   ============   ===========

     On January 30, 1998, the Venture entered into three purchase and sale agreements with unaffiliated parties providing for the sale of the Southwestern Michigan System to three separate unaffiliated parties for a total sales price of $31,250,000, subject to customary closing adjustments. The closing of this transaction, which is expected to occur in the second or third quarter of 1998, is subject to the consents of governmental authorities and third parties with whom the Venture has contracted that are necessary for the transfer of the Southwestern Michigan System, and termination or expiration of the statutory waiting period applicable to the purchase and sale agreements and the transactions contemplated thereby under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

     Upon consummation of the proposed sale of the Southwestern Michigan System, the Venture will pay a 2.5 percent brokerage fee to The Jones Group totaling approximately $781,250 and repay $11,300,000 under the Venture's then-outstanding balance of its credit facility, and then the Venture will distribute the net sales proceeds of approximately $19,000,000 to Fund 1-B and Fund 1-C. Fund 1-B will receive approximately $7,556,200 and Fund 1-C will receive approximately $11,443,800 of such distribution. Fund 1-B, in turn, will distribute the $7,556,200 (approximately $180 per each $1,000 invested in Fund 1-B) and Fund 1-C, in turn, will distribute the $11,443,800 (approximately $270 per each $1,000 invested in Fund 1-C) to their limited partners. Because the sale of the Southwestern Michigan System does not represent a sale of all or substantially all of Fund 1-B's and Fund 1-C's assets, no vote of the limited partners of Fund 1-B and Fund 1-C is required to approve this sale.

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

     Property, Plant and Equipment
     -----------------------------

     Depreciation of property, plant and equipment is provided primarily using the straight-line method over the following estimated service lives:

               Cable distribution systems        5 - 15  years
               Equipment and tools               5 -  7  years
               Office furniture and equipment    3 -  5  years
               Buildings                             30  years
               Vehicles                          3 -  4  years

     Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

     Property, plant and equipment and the corresponding accumulated depreciation are written off as certain assets become fully depreciated and are no longer in service.

     Intangible Assets
     -----------------

     Costs assigned to franchises, a noncompete agreement and costs in excess of interests in net assets purchased are amortized using the straight-line method over the following remaining estimated useful lives:

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

(3)  TRANSACTIONS WITH JONES INTERCABLE, INC. AND AFFILIATES
     -------------------------------------------------------

     Management Fees and Reimbursements
     ----------------------------------

     Intercable manages the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Intercable by the Venture during the years ended December 31, 1997, 1996 and 1995 were $916,942, $1,231,213 and $1,143,361, respectively.

     The Venture reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operations of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each entity managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by Intercable and certain of its subsidiaries. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology of allocating overhead and administrative expenses is reasonable. Overhead and administrative expenses allocated to the Venture by Intercable during the years ended December 31, 1997, 1996 and 1995 were $1,075,393, $1,627,524 and $1,667,544, respectively.

     The Venture is charged interest at a rate which approximates Intercable's weighted average cost of borrowing on any amounts due Intercable. No interest was charged to the Venture by Intercable in 1997. Total interest charged to the Venture by Intercable was $25,331 and $14,252 during 1996 and 1995, respectively.

     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------

     The Venture receives or has received programming from Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country, Inc. and Product Information Network, all of which are affiliates of the General Partner.

     Payments to Superaudio totaled $31,780, $40,317 and $33,947 in 1997, 1996 and 1995, respectively. Payments to Knowledge TV, Inc. totaled $30,775, $41,468 and $38,592 in 1997, 1996 and 1995, respectively. Payments to Jones Computer Network, Ltd., whose service was discontinued in April 1997, totaled $15,656, $56,465 and $47,377 in 1997, 1996 and 1995, respectively. Payments to Great American Country, Inc., which initiated service in 1996, totaled $23,695 and $37,518 in 1997 and 1996, respectively.

     The Venture receives a commission from Product Information Network based on a percentage of advertising revenues and number of subscribers. Product Information Network paid commissions to the Venture totaling $59,075, $59,288 and $80,014 in 1997, 1996 and 1995, respectively.

(4)  DISTRIBUTIONS FROM CASH FLOW
     ----------------------------

     One of the primary objectives of the Venture has been to provide quarterly cash distributions to the Venture partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn have sought to provide quarterly cash distributions to their partners. The Venture used cash generated from operations to fund capital expenditures and did not declare quarterly cash flow distributions during 1997, although it did make a distribution of $15,000,000 to its partners from the proceeds of the sale of the Colorado Systems during the first quarter of 1997 and a distribution of $11,000,000 to its partners from the proceeds of the sale of the Clearlake System in February 1998. The Venture does not anticipate resuming cash flow distributions.

(5)  PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment as of December 31, 1997 and 1996, consisted of the following:

                                                    December 31,
                                            ---------------------------
                                                1997           1996
                                            ------------   ------------

     Cable distribution systems             $ 41,179,861   $ 61,006,749
     Equipment and tools                       1,535,589      2,091,493
     Office furniture and equipment              807,056        908,509
     Buildings                                   421,023        453,488
     Vehicles                                  1,044,028      1,126,171
     Land                                        113,850        171,942
                                            ------------   ------------
                                              45,101,407     65,758,352

          Less- accumulated depreciation     (24,222,527)   (32,628,107)
                                            ------------   ------------

                                            $ 20,878,880   $ 33,130,245
                                            ============   ============

(6)  DEBT
     ----

     Debt consists of the following:                December 31,
                                            ---------------------------
                                                 1997           1996
                                            ------------   ------------
          Lending institutions -
           Revolving credit agreement       $ 23,300,000   $ 42,200,000
          Capital lease obligations              324,588        359,250
                                            ------------   ------------

                                            $ 23,624,588   $ 42,559,250
                                            ============   ============

     At December 31, 1997, the Venture's $27,500,000 credit facility had $23,300,000 outstanding. On January 9, 1998, as required by the credit facility, the Partnership used a portion of the proceeds of the sale of the Clearlake System to repay $9,600,000 of the balance outstanding. At the same time the commitment on the credit facility was reduced to $19,900,000, leaving $6,200,000 available for future borrowings. Upon the sale of the Southwestern Michigan System, the Venture will repay $11,300,000 under the then-outstanding balance and the commitment will be reduced. On September 30, 2000, the maximum amount available begins to reduce quarterly until June 30, 2005 when the amount available will be zero. Interest on outstanding principal is calculated at the Venture's option of the Base Rate plus 1/8 percent, or the Euro-Rate plus 1-1/8 percent. The effective interest rate on amounts outstanding as of December 31, 1997 and 1996 was 6.89 percent and 7.03 percent, respectively.

     Installments due on debt principal for each of the five years in the period ending December 31, 2002, respectively, are $133,685, $133,685, $57,218,
$1,300,000, $5,500,000 and $16,500,000.  As of December 31, 1997, substantially all of the Venture's assets secured the above indebtedness.

     At December 31, 1997, the carrying amount of the Venture's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Venture's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

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

(8)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     The Venture rents office and other facilities under various long-term lease arrangements. Rent paid under such lease arrangements totaled $35,636, $93,161 and $93,192, respectively, for the years ended December 31, 1997, 1996 and 1995. Minimum commitments under operating leases for each of the five years in the period ending December 31, 2002, and thereafter are as follows:

                    1998          $ 23,087
                    1999            22,375
                    2000            23,465
                    2001            23,620
                    2002            24,845
                    Thereafter     239,827
                                  --------
                                  $357,219
                                  ========

(9)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

     Supplementary profit and loss information for the respective years is presented below:

                                                                   Year Ended December 31,
                                                             -----------------------------------
                                                                1997         1996        1995
                                                             ----------   ----------  ----------
Maintenance and repairs                                      $  140,994   $  186,432  $  209,529
                                                             ==========   ==========  ==========

Taxes, other than income and payroll taxes                   $  459,969   $  494,974  $  505,916
                                                             ==========   ==========  ==========

Advertising                                                  $  219,240   $  361,437  $  327,980
                                                             ==========   ==========  ==========

Depreciation of property, plant and equipment                $3,458,105   $4,709,869  $4,347,554
                                                             ==========   ==========  ==========

Amortization of intangible assets                            $1,956,326   $3,209,639  $4,603,791
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

Glenn R. Jones              68          Chairman of the Board and Chief Executive Officer
James B. O'Brien            48          President and Director
Ruth E. Warren              48          Group Vice President/Operations
Kevin P. Coyle              46          Group Vice President/Finance
Christopher J. Bowick       42          Group Vice President/Technology
Cheryl M. Sprague           45          Group Vice President/Human Resources
Cynthia A. Winning          46          Group Vice President/Marketing
Elizabeth M. Steele         46          Vice President/General Counsel/Secretary
Larry W. Kaschinske         38          Vice President/Controller
Robert E. Cole              65          Director
William E. Frenzel          69          Director
Josef J. Fridman            52          Director
Donald L. Jacobs            59          Director
Robert Kearney              61          Director
James J. Krejci             56          Director
Raphael M. Solot            64          Director
Howard O. Thrall            50          Director
Siim A. Vanaselja           41          Director
Sanford Zisman              58          Director
Robert B. Zoellick          44          Director

       Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, and he is a member of the Board of Directors and of the Executive Committee of the National Cable Television Association. In addition, Mr. Jones is a member of the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including: the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the General Partner's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

  Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a division manager, director of operations planning/assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as the Chairman of the Board of Directors of the Cable Television Administration and Marketing Association and as a director and a member of the Executive Committee of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies.

  Ms. Ruth E. Warren joined the General Partner in August 1980 and has served in various operational capacities, including system marketing manager, director of marketing, assistant division manager, regional vice president and Fund Vice President, since then. Ms. Warren was elected Group Vice President/Operations of the General Partner in September 1990.

  Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the General Partner in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990.

  Mr. Christopher J. Bowick joined the General Partner in September 1991 as Group Vice President/Technology and Chief Technical Officer. Prior to joining the General Partner, Mr. Bowick worked for Scientific Atlanta's Transmission Systems Business Division in various technical management capacities since 1981, and as Vice President of Engineering since 1989. Mr. Bowick also has served since 1995 as President of Jones Futurex, Inc., a wholly owned subsidiary of the General Partner that manufactures and markets data encryption products.

  Ms. Cheryl M. Sprague joined the General Partner in November 1997 as Group Vice President/Human Resources. Prior to November 1997 and since December 1995, Ms. Sprague served as Director, Human Resources for Westmoreland Coal Company, where she was responsible for human resources management for said company and three of its subsidiaries. From October 1993 to December 1995, Ms. Sprague served as President of Peak Executive Resources, where she provided consulting services in organizational development and human resources to businesses experiencing organizational transition. From April 1992 to October 1993, Ms. Sprague was Vice President, Human Resources for Penrose-St. Francis Healthcare System, where she was responsible for management of all human resources activities. Ms. Sprague serves as an adjunct instructor at Regis University and has earned the professional designation as a Senior Professional in Human Resources from the Society for Human Resource Management and its affiliate, the Human Resources Certification Board. Ms. Sprague is a past president of the Colorado Human Resource Association and was named by that association as the Colorado Human Resources Administrator of the Year in 1986. Ms. Sprague also serves as a director on the Area VI Board for the Society for Human Resource Management.

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

     Mr. Josef J. Fridman was appointed a Director of the General Partner in February 1998. Mr. Fridman is currently senior vice-president, law and corporate secretary of BCE Inc., Canada's largest telecommunications company. Mr. Fridman joined Bell Canada, a wholly owned subsidiary of BCE Inc., in 1969, and has held increasingly senior positions with Bell Canada and BCE Inc. since such time. Mr. Fridman has held his current position since January 1991. Mr. Fridman's directorships include Telesat Canada, TMI Communications, Inc., Telebec Itee, BCI Telecom Holding Inc. and BCE Corporate Services Inc. He is a member of the Quebec Bar Association, the Canadian, American and International Bar Associations and the Lord Reading Law Society. Mr. Fridman is a governor of the Quebec Bar Association.

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

     Mr. Robert Kearney was appointed a director of the General Partner in July 1997. Mr. Kearney is a retired executive officer of Bell Canada. Prior to his retirement in December 1993, Mr. Kearney was the President and Chief Executive Officer of Bell Canada. He served as Chairman of BCE Canadian Telecom Group in 1994 and as Deputy Chairman of BCI Management Limited in 1995. During his career, Mr. Kearney served in a variety of capacities in the Canadian, American and International Standards organizations, and he has served on several corporate, professional and civic boards.

     Mr. James J. Krejci is President and CEO of Imagelink Technologies, Inc., a privately financed company with leading technology in the desktop or personal computer videoconferencing market. Prior to joining

Imagelink Technologies in July 1996, Mr. Krejci was President of the International Division of International Gaming Technology, the world's largest gaming equipment manufacturer, with headquarters in Reno, Nevada. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He also served as an officer of subsidiaries of Jones International, Ltd. until leaving the General Partner in May 1994. Mr. Krejci started his career as an electronics research engineer with the Allen-Bradley Company, then moved to the 3M Company, General Electric and Becton Dickinson until March 1985 when he joined Jones International, Ltd. Mr. Krejci has been a director of the General Partner since August 1987.

     Mr. Raphael M. Solot was appointed a Director of the General Partner in March 1996. Mr. Solot is an attorney and has practiced law for 34 years with an emphasis on franchise, corporate and partnership law and complex litigation.

     Mr. Howard O. Thrall was appointed a Director of the General Partner in March 1996. Mr. Thrall had previously served as a Director of the General Partner from December 1988 to December 1994. Mr. Thrall is a management and international marketing consultant, having active assignments with First National Net, Inc., LEP Technologies, Cheong Kang Associates (Korea), Aero Investment Alliance, Inc. and Western Real Estate Partners, among others. From September 1993 through July 1996, Mr. Thrall served as Vice President of Sales, Asian Region, for World Airways, Inc. headquartered at the Washington Dulles International Airport. From 1984 until August 1993, Mr. Thrall was with the McDonnell Douglas Corporation, where he concluded as a Regional Vice President, Commercial Marketing with the Douglas Aircraft Company subsidiary.

     Mr. Siim A. Vanaselja was appointed a Director of the General Partner in August 1996. He is the Executive Vice President and Chief Financial Officer of Bell Canada International Inc. and Vice President of BCI Telecom Holding Inc. Mr. Vanaselja joined BCE Inc., Canada's largest telecommunications company, in February 1994 as Assistant Vice-President, International Taxation. In June 1994, he was appointed Assistant Vice-President and Director of Taxation, and in February 1995, Mr. Vanaselja was appointed Vice-President, Taxation. On August 1, 1996, Mr. Vanaselja was appointed the Executive Vice President and Chief Financial Officer of Bell Canada International Inc., a subsidiary of BCE Inc. Prior to joining BCE Inc. and since August 1989, Mr. Vanaselja was a partner in the Toronto office of KPMG Peat Marwick Thorne. Mr. Vanaselja has been a member of the Institute of Chartered Accountants of Ontario since 1982 and is a member of the Canadian Tax Foundation, the Tax Executives Institute and the International Fiscal Association.

     Mr. Sanford Zisman was appointed a director of the General Partner in June 1996. Mr. Zisman is a principal in the law firm of Zisman & Ingraham, P.C. of Denver, Colorado and he has practiced law for 32 years, specializing in the areas of tax, business and estate planning and probate administration. Mr. Zisman was a member of the Board of Directors of Saint Joseph Hospital, the largest hospital in Colorado, serving at various times as Chairman of the Board, Chairman of the Finance Committee and Chairman of the Strategic Planning Committee. Since 1982, he has also served on the Board of Directors of Maxim Series Fund, Inc., a subsidiary of Great-West Life Assurance Company.

     Mr. Robert B. Zoellick was appointed a Director of the General Partner in April 1995. Mr. Zoellick is the John M. Olin Professor at the U.S. Naval Academy for the 1997-1998 term. From 1993 through 1997, he was an Executive Vice President at Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary. Mr. Zoellick currently serves on the boards of Alliance Capital and Said Holdings.

                        ITEM 11.  EXECUTIVE COMPENSATION
                        --------------------------------

     Neither the Partnership nor the Venture has any employees; however, various personnel are required to operate the cable television systems owned by the Venture. Such personnel are employed by the General Partner and, the cost of such employment is charged by the General Partner to the Venture as a direct reimbursement item. See Item 13.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
     ----------------------------------------------------------------------

     As of February 16, 1998, no person or entity owned more than 5 percent of the limited partnership interests of the Partnership.


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

TRANSACTIONS WITH THE GENERAL PARTNER

     The General Partner charges the Venture a 5 percent management fee, and the General Partner is reimbursed for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses.

     The General Partner from time to time also advances funds to the Venture and charges interest on the balance payable. The interest rate charged approximates the General Partner's weighted average cost of borrowing.

TRANSACTIONS WITH AFFILIATES

     Knowledge TV, Inc., a company owned 67 percent by Jones Education Group, Ltd., 7 percent by Mr. Jones and 26 percent by the General Partner, operates the television network JEC Knowledge TV. JEC Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Knowledge TV. Inc. sells its programming to the Systems.

     Jones Computer Network, Ltd., a wholly owned subsidiary of Jones Education Group, Ltd., a company owned 64 percent by Jones International, Ltd., 16 percent by the General Partner, 12 percent by BTH and 8 percent by Mr. Jones, operated the television network Jones Computer Network. This network provided programming focused primarily on computers and technology. Jones Computer Network sold its programming to the Systems. Jones Computer Network, Ltd. terminated its programming in April 1997.

     The Great American Country network provides country music video programming to the cable television systems owned by the Venture. This network, owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner, commenced service in 1996 in the Systems.

     Jones Galactic Radio, Inc. is a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provides audio programming to the Systems.

     The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60 percent of its net advertising revenue to the cable systems that carry its programming. The Venture's Systems carry PIN for all or part of each day. Revenues received by the Venture from the PIN Venture relating to the Venture's Systems totaled approximately $59,075 for the year ended December 31, 1997.

     The charges to the Venture for related party transactions are as follows for the periods indicated:


                                                                      For the Year Ended December 31,
                                                    --------------------------------------------------------------------
                                                             1997                   1996                   1995
                                                    ----------------------  ---------------------  ---------------------
Management fees                                          $  916,942             $1,231,213             $1,143,361
Allocation of expenses                                    1,075,393              1,627,524              1,667,544
Interest expense                                                  0                 25,331                    223
Amount of notes and advances outstanding                          0                284,390                109,893
Highest amount of notes and advances outstanding                  0                284,390                109,893
Programming fees:
  Knowledge TV, Inc.                                         30,775                 41,468                 38,592
  Jones Computer Network, Ltd.                               15,656                 56,465                 47,377
  Great American Country                                     23,695                 37,518                      0
  Superaudio                                                 31,780                 40,317                 33,947

                                    PART IV.
                                    -------

               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
               -------------------------------------------------
                             AND REPORTS ON FORM 8-K
                            ------------------------


(a)  1.              See index to financial statements for a list of financial statements and exhibits thereto filed as a part of this report.

     3.              The following exhibits are filed herewith:

     4.1             Limited Partnership Agreement of Jones Cable Income Fund 1-B, Ltd.  (1)

     4.2             Joint Venture Agreement of Jones Cable Income Fund 1-B/C Venture.  (1)

     10.1.1          Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Brady, Michigan.  (3)

     10.1.2          Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Calvin, Michigan.  (4)

     10.1.3          Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Centreville, Michigan.

     10.1.4          Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Coloma, Michigan.  (5)

     10.1.5          Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Coloma, Michigan.  (2)

     10.1.6          Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Township of Constantine, Michigan.  (5)

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

     10.1.37         Copy of a franchise and related documents thereto granting a community antenna television system franchise for Dakota City, Nebraska.  (1)

     10.1.38         Copy of Service Permit granted by Dakota County, Nebraska Board of County Commissioners.
                     (1)

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

     10.1.44         Copy of resolution amending the franchise for the City of Canyonville, Oregon.  (2)

     10.1.45         Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Myrtle Creek, Oregon.  (1)

     10.1.46         Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Riddle, Oregon.  (2)

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

  10.2.4          Second Amended and Restated Revolving Credit Agreement dated May 7, 1997, among Corestates
                  Bank, N.A., for itself and as Agent, Dresdner Bank AG and PNC Bank, National Association
                  and Jones Cable Income Fund 1-B/C Venture

  10.2.5          Revolving Credit and Term Loan Agreement dated as of January 19, 1995 between Jones Cable
                  Income Fund 1-B and Colorado National Bank.  (8)

  10.3.1          Purchase and Sale Agreement dated as of August 11,1995 between Jones Cable Income Fund 1-B,
                  Ltd. and Jones Intercable, Inc.  (9)

  10.3.2          Asset Purchase Agreement dated September 13, 1996 between Jones Cable Income Fund 1-B/C
                  Venture and Tele-Vue Systems, Inc.  (10)

  10.3.3          Asset Purchase Agreement dated September 17, 1997, between Jones Cable Income Fund 1-B/C
                  Venture and Mediacom California LLC.  (11)

  10.3.4          Asset Purchase Agreement dated as of January 30, 1998, between Tempo Cable, Inc. and Jones
                  Cable Income Fund 1-B/C Venture.

  10.3.5          Asset Purchase Agreement dated as of January 30, 1998, between TCI Cablevision of Texas,
                  Inc. and Jones Cable Income Fund 1-B/C Venture.

  10.3.6          Asset Purchase Agreement dated as of January 30, 1998, between Television Cable Service,
                  Inc. and Jones Cable Income Fund 1-B/C Venture.

  27              Financial Data Schedule

 ____________
  (1)             Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended
                  December 31, 1987.

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

  (9)             Incorporated by reference from the Annual Report on Form 10-K for fiscal year ended May 31,
                  1995 of Jones Intercable, Inc. (Commission File No. 1-9953).

  (10)            Incorporated by reference from Registrant's Current Report on Form 8-K dated September 26,
                  1996.

  (11)            Incorporated by reference from Registrant's Current Report on Form 8-K dated January 21,
                  1998.

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

                                 JONES CABLE INCOME FUND 1-B, LTD.
                                 a Colorado limited partnership
                                 By:  Jones Intercable, Inc.

                                 By:  /s/ Glenn R. Jones
                                      ------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
Dated: March 23, 1998                 Executive Officer



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 By:  /s/ Glenn R. Jones
                                      ------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
                                      Executive Officer
Dated: March 23, 1998                 (Principal Executive Officer)


                                 By:  /s/ Kevin P. Coyle
                                      ------------------
                                      Kevin P. Coyle
                                      Group Vice President/Finance
Dated: March 23, 1998                 (Principal Financial Officer)


                                 By:  /s/ Larry Kaschinske
                                      --------------------
                                      Larry Kaschinske
                                      Vice President/Controller
Dated: March 23, 1998                 (Principal Accounting Officer)


                                 By:  /s/ James B. O'Brien
                                      --------------------
                                      James B. O'Brien
Dated: March 23, 1998                 President and Director


                                 By:  /s/ Robert E. Cole
                                      ------------------
                                      Robert E. Cole
Dated: March 23, 1998                 Director


                                 By:  /s/ William E. Frenzel
                                      ----------------------
                                      William E. Frenzel
Dated: March 23, 1998                 Director

                                 By:  --------------------------
                                      Josef J. Fridman
Dated: March 23, 1998                 Director


                                 By:  --------------------------
                                      Donald L. Jacobs
Dated: March 23, 1998                 Director


                                 By:  --------------------------
                                      Robert Kearney
Dated: March 23, 1998                 Director


                                 By:  /s/ James J. Krejci
                                      --------------------------
                                      James J. Krejci
Dated: March 23, 1998                 Director


                                 By:  /s/ Raphael M. Solot
                                      --------------------------
                                      Raphael M. Solot
Dated: March 23, 1998                 Director


                                 By:  /s/ Howard O. Thrall
                                      --------------------------
                                      Howard O. Thrall
Dated: March 23, 1998                 Director


                                 By:  --------------------------
                                      Siim A. Vanaselja
Dated: March 23, 1998                 Director


                                 By:  /s/ Sanford Zisman
                                      --------------------------
                                      Sanford Zisman
Dated: March 23, 1998                 Director


                                 By:  /s/ Robert B. Zoellick
                                      --------------------------
                                      Robert B. Zoellick
Dated: March 23, 1998                 Director