Form 10-Q
period 1998-03-31
JONES CABLE INCOME FUND 1-B LTD
filed 1998-05-13
CIK 799122

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1998.
                               --------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________.

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
State of organization                                  I. R. S. employer I.D. #

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

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                March 31,    December 31,
      ASSETS                                       1998          1997
      ------                                   ----------    ------------
CASH                                           $       145   $       145

INVESTMENT IN CABLE TELEVISION JOINT VENTURE     2,597,504     2,126,411
                                                ----------    ----------

          Total assets                          $2,597,649    $2,126,556
                                                ==========    ==========


  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
  -------------------------------------------

PARTNERS' CAPITAL (DEFICIT):

  General Partner-
    Contributed capital                       $      1,000  $      1,000
    Accumulated earnings                           107,414       104,961
    Distributions                                 (110,219)     (110,219)
                                                ----------    ----------

                                                    (1,805)       (4,258)
                                                ----------    ----------

  Limited Partners-
    Net contributed capital (83,884 units
     outstanding at March 31, 1998 and
     December 31, 1997)                         34,449,671    34,449,671
    Accumulated earnings (deficit)               1,612,424    (3,230,916)
    Distributions                              (33,462,641)  (29,087,941)
                                               -----------   -----------

                                                 2,599,454     2,130,814
                                               -----------   -----------

      Total liabilities and partners'
       capital (deficit)                      $  2,597,649  $  2,126,556
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

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                          For the Three Months Ended
                                                    March 31,
                                          --------------------------

                                              1998        1997
                                           ----------  ----------

EQUITY IN NET INCOME OF CABLE
  TELEVISION JOINT VENTURE                 $4,845,793  $7,274,611
                                           ----------  ----------

NET INCOME                                 $4,845,793  $7,274,611
                                           ==========  ==========

ALLOCATION OF NET INCOME:
   General Partner                         $    2,453  $   10,681
                                           ==========  ==========

   Limited Partners                        $4,843,340  $7,263,930
                                           ==========  ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT        $57.74  $    86.59
                                           ==========  ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING               83,884      83,884
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

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                           For the Three Months Ended
                                                                    March 31,
                                                           --------------------------
                                                               1998          1997
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $  4,845,793   $  7,274,611
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Equity in net income of cable television
        joint venture                                       (4,845,793)    (7,274,611)
                                                           -----------    -----------

             Net cash provided by operating activities               -              -
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from cable television joint venture          4,374,700      5,965,360
                                                           -----------    -----------

             Net cash provided by investing activities       4,374,700      5,965,360
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to limited partners                         (4,374,700)    (5,965,360)
                                                           -----------    -----------

             Net cash used in financing activities          (4,374,700)    (5,965,360)
                                                           -----------    -----------

Increase in cash                                                     -              -

Cash, beginning of period                                          145            145
                                                           -----------    -----------

Cash, end of period                                        $       145    $       145
                                                           ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                            $         -    $         -
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

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-B, Ltd. (the "Partnership") at March 31, 1998 and December 31, 1997 and its results of operations and cash flows for the three month periods ended March 31, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns a 40 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). The Venture owns and operates the cable television systems serving Myrtle Creek, Oregon; South Sioux City, Nebraska; and Three Rivers, Schoolcraft, Vicksburg, Constantine, White Pigeon, Dowagiac, Watervliet and Vandalia, Michigan (the "Southwestern Michigan System"). The Venture sold the cable television system serving Clearlake and Lakeport, California (the "Clearlake System") on January 9, 1998. Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership.

(2) On January 9, 1998, the Venture sold the Clearlake System to an unaffiliated party for a sales price of $21,400,000, subject to customary closing adjustments. The Venture distributed a total of $11,000,000 to the Partnership and Fund 1-C in February 1998, which amount represented the net sale proceeds following the Venture's repayment of $9,600,000 outstanding under the Venture's credit facility and the payment of a 2.5 percent brokerage fee to The Jones Group, Ltd., a subsidiary of the General Partner ("The Jones Group"), totaling approximately $535,000. The Partnership received $4,374,700 and Jones Cable Income Fund 1-C, Ltd. ("Fund 1-C") received $6,625,300 of such distribution. The Partnership, in turn, distributed the $4,374,700 (approximately $105 per each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions have not returned the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner did not receive a general partner distribution from the sale proceeds. Because the sale of the Clearlake System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     The pro forma effect of the sale of the Clearlake System on the results of the Venture's operations for the three months ended March 31, 1998 and the sale of the Clearlake System and the sale of the cable television systems serving Brighton, Broomfield and Boulder County, Colorado on the Venture's operations for the three months ended March 31, 1997, assuming the transactions had occurred at the beginning of each year, is presented in the following unaudited tabulation:

                                   For the Three Months Ended March 31, 1998
                                   -----------------------------------------

                                                  Unaudited
                                                  Pro Forma      Unaudited
                                   As Reported    Adjustments    Pro Forma
                                   -----------    -----------    ---------

     Revenues                      $ 3,109,910   $   (132,995)  $2,976,915
                                   ===========   ============   ==========

     Operating Loss                $  (259,794)  $    215,056   $  (44,738)
                                   ===========   ============   ==========

     Consolidated Income (Loss)    $12,184,543   $(12,403,040)  $ (218,497)
                                   ===========   ============   ==========

                                   For the Three Months Ended March 31, 1997
                                   -----------------------------------------

                                                    Unaudited
                                                   Pro Forma     Unaudited
                                   As Reported    Adjustments    Pro Forma
                                   ------------  -------------  -----------

     Revenues                      $ 4,845,698   $ (1,959,626)  $2,886,072
                                   ===========   ============   ==========

     Operating Loss                $  (203,648)  $    134,593   $  (69,055)
                                   ===========   ============   ==========

     Consolidated Income (Loss)    $18,291,705   $(18,868,388)  $ (576,683)
                                   ===========   ============   ==========

     On January 30, 1998, the Venture entered into three purchase and sale agreements with unaffiliated parties providing for the sale of the Southwestern Michigan System to three separate unaffiliated parties for a total sales price of $31,250,000, subject to customary closing adjustments. The closing of this transaction, which is expected to occur in the third quarter of 1998, is subject to the consents of governmental authorities and third parties with whom the Venture has contracted that are necessary for the transfer of the Southwestern Michigan System, and termination or expiration of the statutory waiting period applicable to the purchase and sale agreements and the transactions contemplated thereby under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Because the sale of the Southwestern Michigan System does not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership will be required to approve this sale.

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

     Taking into account prior distributions to the limited partners from operating cash flow and from the net proceeds of prior cable television system sales, the limited partners of the Partnership will have received $489 for each $500 limited partner interest, or $978 for each $1,000 invested in the Partnership after the sale of the Southwestern Michigan System.

(3)  Financial information regarding the Venture is presented below.

                           UNAUDITED BALANCE SHEETS
                           ------------------------

        ASSETS                                  March 31, 1998   December 31, 1997
        ------                                  --------------   -----------------
Cash and accounts receivable                    $ 1,050,144      $    816,973

Investment in cable television properties        20,296,913        29,221,097

Other assets                                        796,207           476,648
                                                -----------      ------------

     Total assets                               $22,143,264      $ 30,514,718
                                                ===========      ============

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Debt                                            $14,996,352      $ 23,624,588

Accounts payable and accrued liabilities            605,046         1,532,807

Partners' contributed capital, net               13,504,008        24,504,008

Accumulated deficit                              (6,962,142)      (19,146,685)
                                                -----------      ------------

     Total liabilities and partners' capital    $22,143,264      $ 30,514,718
                                                ===========      ============

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                            For the Three Months Ended
                                                     March 31,
                                            --------------------------
                                               1998           1997
                                            -----------    -----------
Revenues                                    $ 3,109,910    $ 4,845,698

Operating expenses                            1,932,314      2,968,963
Management fees and allocated overhead
  from Jones Intercable, Inc.                   344,840        578,239
Depreciation and amortization                 1,092,550      1,502,144
                                            -----------    -----------

Operating loss                                 (259,794)      (203,648)
                                            -----------    -----------

Interest expense                               (144,279)      (381,443)
Gain on sale of cable television system      12,638,349     18,889,257
Other, net                                      (49,733)       (12,461)
                                            -----------    -----------

Net income                                  $12,184,543    $18,291,705
                                            ===========    ===========

     The General Partner manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Jones Intercable, Inc. by the Venture totaled $155,496 and $242,285, respectively, for the three months ended March 31, 1998 and 1997. Management fees paid by the Venture and attributable to the Partnership totaled $61,841 and $96,357, respectively, for the three months ended March 31, 1998 and 1997.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operations of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each entity managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology of allocating overhead and administrative expenses is reasonable. Reimbursements for overhead and administrative expenses paid by the Venture totaled $189,344 and $335,954, respectively, for the three months ended March 31, 1998 and 1997. Reimbursements for overhead and administrative expenses attributable to the Partnership totaled $75,302 and $133,609, respectively, for the three months ended March 31, 1998 and 1997.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace. In accordance with the General Partner's policy, the Venture sold the Clearlake System in January 1998 and the Venture has entered into a contract to sell the Southwestern Michigan System. No specific dates or terms have yet been set for the sale of the Venture's remaining systems. There can be no assurance as to the timing or terms of any sale.

     The Partnership owns a 40 percent interest in the Venture. This investment is accounted for under the equity method. When compared to the December 31, 1997 balance, this investment has increased by $471,093. This increase represents the Partnership's proportionate share of income, reduced by distributions received during 1998.

     On January 9, 1998, the Venture sold the Clearlake System to an unaffiliated party for a sales price of $21,400,000, subject to customary closing adjustments. The Venture distributed a total of $11,000,000 to the Partnership and Fund 1-C in February 1998, which amount represented the net sale proceeds following the Venture's repayment of $9,600,000 outstanding under the Venture's credit facility and the payment of a 2.5 percent brokerage fee to The Jones Group totaling approximately $535,000. The Partnership received $4,374,700 and Fund 1-C received $6,625,300 of such distribution. The Partnership, in turn, distributed the $4,374,700 (approximately $105 per each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions have not returned the amount initially contributed by the limited partners to the Partnership plus the preferred return provided by the Partnership's limited partnership agreement, the General Partner did not receive a general partner distribution from the sale proceeds. Because the sale of the Clearlake System did not represent a sale of all or substantially all of the Venture's assets, no vote of the limited partners of the Venture was required to approve this sale.

     On January 30, 1998, the Venture entered into three purchase and sale agreements with unaffiliated parties providing for the sale of the Southwestern Michigan System to three separate unaffiliated parties for a total sales price of $31,250,000, subject to customary closing adjustments. The closing of this transaction, which is expected to occur in the third quarter of 1998, is subject to the consents of governmental authorities and third parties with whom the Venture has contracted that are necessary for the transfer of the Southwestern Michigan System, and termination or expiration of the statutory waiting period applicable to the purchase and sale agreements and the transactions contemplated thereby under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Because the sale of the Southwestern Michigan System does not represent a sale of all or substantially all of the Venture's assets, no vote of the limited partners of the Venture will be required to approve this sale.

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

     Taking into account prior distributions to the limited partners from operating cash flow and from the net proceeds of prior cable television system sales, the limited partners of the Partnership will have received $489 for each $500 limited partner interest, or $978 for each $1,000 invested in the Partnership after the sale of the Southwestern Michigan System.

     During the first three months of 1998, capital expenditures within the Venture's systems totaled approximately $360,000. Approximately 56 percent of these expenditures was for the construction of service drops to subscribers' homes and approximately 15 percent of these expenditures was for the construction of new cable plant related to new homes passed. The remainder was for other capital expenditures used to maintain the value of the Venture's remaining systems. Funding for these expenditures was provided by cash on hand and borrowings available under the Venture's credit facility. Anticipated capital expenditures for the remainder of 1998 are approximately $2,177,000. Construction of service drops to homes will account for approximately 44 percent of the anticipated expenditures and construction of new cable plant related to new homes passed will account for approximately 33 percent of the anticipated expenditures. The remainder is for other capital expenditures to be used to maintain the value of the Venture's remaining systems. Depending upon the timing of the closing of the sale of the Southwestern Michigan System, the Venture will make only the portion of the budgeted capital expenditures scheduled to be made during the Venture's continued ownership of the Southwestern Michigan System. Funding for these expenditures is expected to come from cash on hand, cash generated from operations and available borrowings under the Venture's credit facility.

     On January 9, 1998, as required by its credit facility, the Venture used a portion of the proceeds of the sale of the Clearlake System to repay $9,600,000 of the balance outstanding. At the same time the commitment on the credit facility was reduced to $19,900,000. At March 31, 1998, the Venture's credit facility had $14,700,000 outstanding, leaving $5,200,000 available for future borrowings. Upon the sale of the Southwestern Michigan System, the Venture will repay $11,300,000 under the then-outstanding balance and the commitment will be reduced. On September 30, 2000, the maximum amount available begins to reduce quarterly until June 30, 2005 when the amount available will be zero. Interest on outstanding principal is calculated at the Venture's option of the Base Rate plus 1/8 percent, or the Euro-Rate plus 1-1/8 percent. The effective interest rate on amounts outstanding as of March 31, 1998 and 1997 was 6.81 percent and
6.93 percent, respectively.

     The Venture has sufficient sources of capital available from cash on hand, cash generated from operations and from borrowings available under its new credit facility to meet its anticipated needs.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Venture decreased $1,735,788, or approximately 36 percent, to $3,109,910 for the three months ended March 31, 1998 from $4,845,698 for the comparable 1997 period. This decrease was a result of the sale of the Colorado Systems and the Clearlake System. Disregarding the effect of these sales, revenues would have increased $90,843, or approximately 3 percent, to $2,976,915 in 1998 from $2,886,072 in 1997. This increase in revenues was primarily due to basic service rate increases and an increase in the number of basic subscribers. Basic service rate increases accounted for approximately 68 percent of the increase in revenues. An increase in the number of basic subscribers accounted for approximately 21 percent of the increase in revenues. The number of basic subscribers in the remaining systems totaled 30,109 at March 31, 1998 compared to 29,704 at March 31, 1997, an increase of 405, or approximately 1 percent. No other single factor significantly affected the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses decreased $1,036,649, or approximately 35 percent, to $1,932,314 for the quarter ended March 31, 1998 from $2,968,963 for the comparable 1997 period. This decrease was a result of the sale of the Colorado Systems and the Clearlake System. Disregarding the effect of these sales, operating expenses would have increased $46,011, or approximately 3 percent, to $1,626,353 in 1998 from $1,580,342 in 1997. This increase in operating expenses was due primarily to increases in programming fees. Operating expenses represented 55 percent of revenues for both the first quarter of 1998 and 1997. No other individual factor was significant to the increase in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard.

     Operating cash flow decreased $699,139, or approximately 37 percent, to $1,177,596 for the three months ended March 31, 1998 from $1,876,735 for the comparable 1997 period. This decrease was a result of the sale of the Colorado Systems and the Clearlake System. Disregarding the effect of these sales, operating cash flow would have increased $44,832, or approximately 3 percent, to $1,350,562 in 1998 from $1,305,730 in 1997. This increase was due to the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $233,399, or approximately 40 percent, to $344,840 for the quarter ended March 31, 1998 from $578,239 for the comparable 1997 period. This decrease was a result of the sale of the Colorado Systems and the Clearlake System. Disregarding the effect of these sales, management fees and allocated overhead from the General Partner would have decreased $44,359, or approximately 12 percent, to $330,828 in 1998 from $375,187 in 1997. This decrease was primarily due to a decrease in expenses allocated from the General Partner.

     Depreciation and amortization expense decreased $409,594, or approximately 27 percent, to $1,092,550 for the three months ended March 31, 1998 from $1,502,144 for the comparable 1997 period. This decrease was a result of the sale of the Colorado Systems and the Clearlake System. Disregarding the effect of these sales, depreciation and amortization expense would have increased $64,874, or approximately 6 percent, to $1,064,472 in 1998 from $999,598 in 1997. This increase was due to an increase in the Venture's depreciable asset base.

     The Venture's operating loss increased $56,146, or approximately 28 percent, to $259,794 for the quarter ended March 31, 1998 from $203,648 for the comparable 1997 period. Disregarding the effect of the sale of the Colorado Systems and the Clearlake System, the Venture's operating loss would have decreased $24,317, or approximately 35 percent, to $44,738 in 1998 compared to $69,055 in 1997. This change was a result of the increase in operating cash flow and decrease in management fees and allocated overhead from the General Partner exceeding the increase in depreciation and amortization expense.

     Interest expense decreased $237,164, or approximately 62 percent, to $144,279 for the quarter ended March 31, 1998 from $381,443 for the comparable 1997 period. This decrease was primarily due to the lower outstanding balances on the Venture's interest bearing obligations, as a result of a portion of the proceeds from the sale of the Colorado Systems and the Clearlake System being used to repay a portion of the outstanding balance of the Venture's credit facility.

     The Venture reported a gain on the sale of the Clearlake System of $12,638,349 in the first quarter of 1998 and a gain of $18,889,257 on the sale of the Colorado Systems in the first quarter of 1997.

     The Venture reported net income of $12,184,543 for the three months ended March 31, 1998 compared to $18,291,705 for the similar 1997 period. This change was a result of the factors discussed above.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

                  Report on Form 8-K dated January 9, 1998 reported that on
             January 9, 1998, Jones Cable Income Fund 1-B/C Venture sold the cable television system serving subscribers in the communities of Clearlake and Lakeport, all in the State of California, to an unaffiliated party for a sales price of $21,400,000, subject to customary closing adjustments.

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



                                    JONES CABLE INCOME FUND 1-B, LTD.
                                    BY:  JONES INTERCABLE, INC.
                                         General Partner



                                    By:  /S/Kevin P. Coyle
                                         ---------------------------------------
                                         Kevin P. Coyle
                                         Group Vice President/Finance
                                         (Principal Financial Officer)



Dated:  May 13, 1998