Form 10-Q
period 1998-06-30
JONES CABLE INCOME FUND 1-B LTD
filed 1998-08-13
CIK 799122

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998
                               -------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________


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


    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado 80155-3309
    -----------------------------------------------------------------------
                     Address of principal executive office


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

                           UNAUDITED BALANCE SHEETS
                           ------------------------



                                                 June 30,     December 31,
              ASSETS                               1998          1997
              ------                            -----------   -----------

CASH                                            $         -   $       145

INVESTMENT IN CABLE TELEVISION JOINT VENTURE      2,486,428     2,126,411
                                                -----------   -----------

          Total assets                          $ 2,486,428   $ 2,126,556
                                                ===========   ===========


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
-------------------------------------------

LIABILITIES
  Accrued liabilities                           $    52,766   $         -
                                                -----------   -----------

          Total liabilities                          52,766             -
                                                -----------   -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                               1,000         1,000
    Accumulated earnings                            105,774       104,961
    Distributions                                  (110,219)     (110,219)
                                                -----------   -----------

                                                     (3,445)       (4,258)
                                                -----------   -----------

  Limited Partners-
    Net contributed capital
      (83,884 units outstanding
      at June 30, 1998 and
      December 31, 1997)                         34,449,671    34,449,671
    Accumulated earnings (deficit)                1,450,077    (3,230,916)
    Distributions                               (33,462,641)  (29,087,941)
                                                -----------   -----------

                                                  2,437,107     2,130,814
                                                -----------   -----------

          Total liabilities and
            partners' capital (deficit)         $ 2,486,428   $ 2,126,556
                                                ===========   ===========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                        For the Three Months Ended      For the Six Months Ended
                                                  June 30,                      June 30,
                                        --------------------------     -------------------------
                                           1998            1997            1998          1997
                                        -----------    -----------     -----------    ----------
OTHER EXPENSE                           $   (52,911)   $         -     $   (52,911)   $        -
                                        -----------    -----------     -----------    ----------

LOSS BEFORE EQUITY IN NET
  INCOME (LOSS) OF CABLE
  TELEVISION JOINT VENTURE                  (52,911)             -         (52,911)            -

EQUITY IN NET INCOME (LOSS) OF
  CABLE TELEVISION JOINT
  VENTURE                                  (111,076)          (591)      4,734,717     7,274,020
                                        -----------    -----------     -----------    ----------

NET INCOME (LOSS)                       $  (163,987)   $      (591)    $ 4,681,806    $7,274,020
                                        ===========    ===========     ===========    ==========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                       $    (1,640)   $        (6)    $       813    $   10,675
                                        ===========    ===========     ===========    ==========

  Limited Partners                      $  (162,347)   $      (585)    $ 4,680,993    $7,263,345
                                        ===========    ===========     ===========    ==========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                      $     (1.94)   $      (.01)    $     55.80    $    86.58
                                        ===========    ===========     ===========    ==========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                          83,884         83,884          83,884        83,884
                                        ===========    ===========     ===========    ==========


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

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------


                                                                For the Six Months Ended
                                                                        June 30,
                                                               --------------------------
                                                                   1998          1997
                                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 4,681,806   $ 7,274,020
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Equity in net income of cable television
        joint venture                                           (4,734,717)   (7,274,020)
      Increase in accrued liabilities                               52,766             -
                                                               -----------   -----------

                  Net cash used in operating activities               (145)            -
                                                               -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from cable television joint venture              4,374,700     5,965,360
                                                               -----------   -----------

                  Net cash provided by investing activities      4,374,700     5,965,360
                                                               -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to limited partners                             (4,374,700)   (5,965,360)
                                                               -----------   -----------

                  Net cash used in financing activities         (4,374,700)   (5,965,360)
                                                               -----------   -----------

Decrease in cash                                                      (145)            -

Cash, beginning of period                                              145           145
                                                               -----------   -----------

Cash, end of period                                            $         -   $       145
                                                               ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                $         -   $         -
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

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-B, Ltd. (the "Partnership") at June 30, 1998 and December 31, 1997, its results of operations for the three and six month periods ended June 30, 1998 and 1997 and its cash flows for the six month periods ended June 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns a 40 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). Jones Cable Income Fund 1-C, Ltd. ("Fund 1-C") owns a 60 percent interest in the Venture. The Venture owns and operates the cable television systems serving Myrtle Creek, Oregon; South Sioux City, Nebraska (the "South Sioux City System"); and Three Rivers, Schoolcraft, Vicksburg, Constantine, White Pigeon, Dowagiac, Watervliet and Vandalia, Michigan (the "Southwestern Michigan System"). The Venture sold the cable television system serving Clearlake and Lakeport, California (the "Clearlake System") on January 9, 1998 and sold the Southwestern Michigan System in July 1998. See Note 2. Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and the Venture.

(2) On January 9, 1998, the Venture sold the Clearlake System to an unaffiliated party for a sales price of $21,400,000, subject to customary closing adjustments. The Venture distributed a total of $11,000,000 to the Partnership and Fund 1-C in February 1998, which amount represented the net sale proceeds following the Venture's repayment of $9,600,000 outstanding under the Venture's credit facility and the payment of $535,000 representing a 2.5 percent brokerage fee to The Jones Group, Ltd., a subsidiary of the General Partner ("The Jones Group"). The Partnership received $4,374,700 and Fund 1-C received $6,625,300 of such distribution. The Partnership, in turn, distributed the $4,374,700 (approximately $52 for each $500 limited partnership interest, or $104 for each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because this distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner did not receive a general partner distribution from the Clearlake System's sale proceeds. Because the sale of the Clearlake System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     On July 31, 1998, the Venture sold the Southwestern Michigan System to three unaffiliated parties for a total sales price of $31,250,000, subject to customary closing adjustments. From the sale proceeds, the Venture paid a brokerage fee to The Jones Group totaling approximately $781,250 representing
2.5 percent of the sales price, repaid $9,500,000 of the then outstanding balance of the Venture's credit facility, settled working capital adjustments and then the Venture distributed the net sales proceeds of $21,200,000 to the Partnership and Fund 1-C. The Partnership received $8,431,240 and Fund 1-C received $12,768,760 of such distribution. The Partnership, in turn, will distribute the $8,431,240 (approximately $100 for each $500 limited partnership interest, or approximately $200 for each $1,000 invested in the Partnership) to the limited partners of the Partnership in August 1998. Because this distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the limited partnership liquidation preference provided by the Partnership's limited partnership agreement, the General Partner of the Partnership will not receive a general partner distribution from the Southwestern Michigan System's sale proceeds. Because the sale of the Southwestern Michigan System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     The pro forma effect of the sale of the Southwestern Michigan System and the sale of the Clearlake System on the results of the Venture's operations for the six months ended June 30, 1998 and the sale of the Southwestern Michigan System, the sale of the Clearlake System and the sale of the cable television systems serving Brighton, Broomfield and Boulder County, Colorado (the "Colorado Systems") on the Venture's operations for the six months ended June 30, 1997, assuming the transactions had occurred at the beginning of each year, is presented in the following unaudited tabulation:


                                      For the Six Months Ended June 30, 1998
                                     ----------------------------------------
                                                     Unaudited
                                                     Pro Forma     Unaudited
                                     As Reported    Adjustments    Pro Forma
                                     ------------  -------------  -----------

Revenues                             $ 6,246,930   $ (3,764,144)  $ 2,482,786
                                     ===========   ============   ===========

Operating Loss                       $  (237,246)  $    203,287   $   (33,959)
                                     ===========   ============   ===========

Consolidated Income (Loss)           $11,905,249   $(12,093,431)  $  (188,182)
                                     ===========   ============   ===========


                                      For the Six Months Ended June 30, 1997
                                     ----------------------------------------
                                                     Unaudited
                                                     Pro Forma     Unaudited
                                     As Reported    Adjustments    Pro Forma
                                     ------------  -------------  -----------

Revenues                             $  9,353,542  $  (6,941,055) $ 2,412,487
                                     ============  =============  ===========

Operating Income (Loss)              $    122,788  $    (209,417) $   (86,629)
                                     ============  =============  ===========

Consolidated Income (Loss)           $ 18,290,220  $ (18,702,552) $  (412,332)
                                     ============  =============  ===========


(3) On June 24, 1998, the Venture entered into an asset purchase agreement providing for the sale of the South Sioux City System to an unaffiliated party for a sales price of $9,500,000, subject to customary closing adjustments. The closing of this transaction, which is expected to occur in the third quarter of 1998, is subject to the consents of governmental authorities and third parties with whom the Venture has contracted that are necessary for the transfer of the South Sioux City System. Because the sale of the South Sioux City System does not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership will be required to approve this sale.

     Upon consummation of the proposed sale of the South Sioux City System based upon financial information as of June 30, 1998, the Venture will pay a brokerage fee to The Jones Group totaling approximately $237,500 representing 2.5 percent of the sales price, settle working capital adjustments and repay $2,000,000 of the outstanding balance on the Venture's credit facility, and then the Venture will distribute the net sales proceeds of approximately $7,210,000 to the Partnership and Fund 1-C. The Partnership will receive approximately $2,867,417 and Fund 1-C will receive approximately $4,342,583 of such distribution. The Partnership, in turn, will distribute the $2,867,417 (approximately $34 for each $500 limited partnership interest, or approximately $68 for each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because this distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner of the Partnership will not receive a general partner distribution from the South Sioux City System's sale proceeds.

     Taking into account prior distributions to the limited partners from operating cash flow, from the net proceeds of prior cable television system sales and from the August 1998 distribution of the Partnership's portion of the net sale proceeds from the sale of the Southwestern Michigan System and the planned distribution of the Partnership's portion of the net sale proceeds from the sale of the South Sioux City System, the limited partners of the Partnership will have received approximately $533 for each $500 limited partner interest, or approximately $1,066 for each $1,000 invested in the Partnership.

(4)  Financial information regarding the Venture is presented below.

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                   ASSETS                         June 30, 1998  December 31, 1997
                   ------                         -------------  -----------------

Cash and accounts receivable                      $     845,166      $     816,973

Investment in cable television properties            19,764,399         29,221,097

Other assets                                            814,168            476,648
                                                  -------------      -------------

     Total assets                                 $  21,423,733      $  30,514,718
                                                  =============      =============

   LIABILITIES AND PARTNERS' CAPITAL
   ---------------------------------

Debt                                              $  14,373,366      $  23,624,588

Accounts payable and accrued liabilities                787,795          1,532,807

Partners' contributed capital, net                   13,504,008         24,504,008

Accumulated deficit                                  (7,241,436)       (19,146,685)
                                                  -------------      -------------

     Total liabilities and partners' capital      $  21,423,733      $  30,514,718
                                                  =============      =============

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                            For the Three Months Ended       For the Six Months Ended
                                                      June 30,                       June 30,
                                           ---------------------------      -------------------------
                                               1998           1997              1998          1997
                                           ------------   ------------      -----------   -----------
Revenues                                     $3,137,020     $4,507,844      $ 6,246,930   $ 9,353,542

Operating expenses                            1,681,411      2,497,384        3,613,725     5,466,347
Management fees and allocated overhead
  from Jones Intercable, Inc.                   352,162        466,837          697,002     1,045,076
Depreciation and amortization                 1,080,899      1,217,187        2,173,449     2,719,331
                                             ----------     ----------      -----------   -----------

Operating income (loss)                          22,548        326,436         (237,246)      122,788
                                             ----------     ----------      -----------   -----------

Interest expense                               (258,007)      (328,933)        (402,286)     (710,376)
Gain on sale of cable television system               -              -       12,638,349    18,889,257
Other, net                                      (43,835)         1,012          (93,568)      (11,449)
                                             ----------     ----------      -----------   -----------

Net income (loss)                            $ (279,294)    $   (1,485)     $11,905,249   $18,290,220
                                             ==========     ==========      ===========   ===========

(5) The General Partner manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Jones Intercable, Inc. by the Venture for the three and six month periods ended June 30, 1998 totaled $156,851 and $312,347, respectively, compared to $225,392 and $467,677, respectively, for the similar 1997 periods. Management fees paid by the Venture and attributable to the Partnership for the three and six month periods ended June 30, 1998 totaled $62,379 and $124,220 compared to $89,638 and $185,995, respectively, for the similar 1997 periods.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operations of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each entity managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology of allocating overhead and administrative expenses is reasonable. Reimbursements for overhead and administrative expenses paid by the Venture for the three and six month periods ended June 30, 1998 totaled $195,311 and $384,655, respectively, compared to $241,445 and $577,399, respectively, for the similar 1997 periods. Reimbursements for overhead and administrative expenses attributable to the Partnership for the three and six month periods ended June 30, 1998 totaled $77,676 and $152,978, respectively, compared to $96,023 and $229,632, respectively, for the similar 1997 periods.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership. In accordance with the General Partner's policy, the Venture sold the Clearlake System in January 1998 and it sold the Southwestern Michigan System in July 1998. The Venture has entered into a contract to sell the South Sioux City System. No specific dates or terms have yet been set for the sale of the Venture's remaining system. A vote of the limited partners of the Partnership will be required to approve this sale. There can be no assurance as to the timing or terms of any sale.

     The Partnership owns a 40 percent interest in the Venture. This investment is accounted for under the equity method. When compared to the December 31, 1997 balance, this investment has increased by $360,017. This increase represents the Partnership's proportionate share of income, reduced by distributions received during 1998.

     On January 9, 1998, the Venture sold the Clearlake System to an unaffiliated party for a sales price of $21,400,000, subject to customary closing adjustments. The Venture distributed a total of $11,000,000 to the Partnership and Fund 1-C in February 1998, which amount represented the net sale proceeds following the Venture's repayment of $9,600,000 outstanding under the Venture's credit facility and the payment of $535,000 representing a 2.5 percent brokerage fee to The Jones Group. The Partnership received $4,374,700 and
Fund 1-C received $6,625,300 of such distribution. The Partnership, in turn, distributed the $4,374,700 (approximately $52.50 for each $500 limited partnership interest, or $105 for each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because this distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the limited partnership liquidation preference provided by the Partnership's limited partners' agreement, the General Partner did not receive a general partner distribution from the Clearlake System's sale proceeds. Because the sale of the Clearlake System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     On July 31, 1998, the Venture sold the Southwestern Michigan System to three unaffiliated parties for a total sales price of $31,250,000, subject to customary closing adjustments. From the sale proceeds, the Venture paid a brokerage fee to The Jones Group totaling approximately $781,250 representing
2.5 percent of the sales price, repaid $9,500,000 of the then outstanding balance of the Venture's credit facility, settled working capital adjustments and then the Venture distributed the net sales proceeds of $21,200,000 to the Partnership and Fund 1-C. The Partnership received $8,431,240 and Fund 1-C received $12,768,760 of such distribution. The Partnership, in turn, will distribute the $8,431,240 (approximately $100 for each $500 limited partnership interest, or approximately $200 for each $1,000 invested in the Partnership) to the limited partners of the Partnership in August 1998. Because this distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the limited partnership liquidation preference provided by the Partnership's limited partnership agreement, the General Partner of the Partnership will not receive a general partner distribution from the Southwestern Michigan System's sale proceeds. Because the sale of the Southwestern Michigan System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     On June 24, 1998, the Venture entered into an asset purchase agreement providing for the sale of the South Sioux City System to an unaffiliated party for a sales price of $9,500,000, subject to customary closing adjustments. The closing of this transaction, which is expected to occur in the third quarter of 1998, is subject to the consents of governmental authorities and third parties with whom the Venture has contracted that are necessary for the transfer of the South Sioux City System. Because the sale of the South Sioux City System does not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership will be required to approve this sale.

     Upon consummation of the proposed sale of the South Sioux City System based upon financial information as of June 30, 1998, the Venture will pay a brokerage fee to The Jones Group totaling approximately $237,500 representing 2.5 percent of the sales price, settle working capital adjustments and repay $2,000,000 of the outstanding balance on the

Venture's credit facility, and then the Venture will distribute the net sales proceeds of approximately $7,210,000 to the Partnership and Fund 1-C. The Partnership will receive approximately $2,867,417 and Fund 1-C will receive approximately $4,342,583 of such distribution. The Partnership, in turn, will distribute the $2,867,417 (approximately $34 for each $500 limited partnership interest, or approximately $68 for each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because this distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner of the Partnership will not receive a general partner distribution from the South Sioux City System's sale proceeds.

     Taking into account prior distributions to the limited partners from operating cash flow, from the net proceeds of prior cable television system sales and from the August 1998 distribution of the Partnership's portion of the net sale proceeds from the sale of the Southwestern Michigan System and the planned distribution of the Partnership's portion of the net sale proceeds from the sale of the South Sioux City System, the limited partners of the Partnership will have received approximately $533 for each $500 limited partner interest, or approximately $1,066 for each $1,000 invested in the Partnership.

     For the six months ended June 30, 1998, the Venture generated net cash from operating activities totaling $259,131, which is available to fund capital expenditures and non-operating costs. During the first six months of 1998, capital expenditures within the Venture's systems totaled approximately $871,000. Approximately 50 percent of these expenditures was for the construction of service drops to subscribers' homes and approximately 21 percent of these expenditures was for the construction of new cable plant related to new homes passed. The remainder was for other capital expenditures used to maintain the value of the Venture's remaining systems. Funding for these expenditures was provided by cash on hand, cash generated from operations and borrowings available under the Venture's credit facility. Anticipated capital expenditures for the remainder of 1998 are approximately $821,000. Construction of service drops to homes will account for approximately 42 percent of the anticipated expenditures and construction of new cable plant related to new homes passed will account for approximately 36 percent of the anticipated expenditures. The remainder is for other capital expenditures to be used to maintain the value of the Venture's remaining systems. Depending upon the timing of the closing of the sale of the South Sioux City System, the Venture will make only the portion of the budgeted capital expenditures scheduled to be made during the Venture's continued ownership of the South Sioux City System. Funding for these expenditures is expected to come from cash on hand, cash generated from operations and available borrowings under the Venture's credit facility. The Venture is obligated to conduct its business in the ordinary course until the remaining systems are sold.

     On January 9, 1998, as required by the terms of its credit facility, the Venture used a portion of the proceeds of the sale of the Clearlake System to repay $9,600,000 of the balance then-outstanding. At the same time, the commitment on the credit facility was reduced to $19,900,000. At June 30, 1998, the Venture's credit facility had $14,100,000 outstanding, leaving $5,800,000 available for future borrowings. Upon the sale of the Southwestern Michigan System on July 31, 1998, the Venture repaid $9,500,000 of the then-outstanding balance, leaving $4,600,000 outstanding at such date. The commitment was then reduced to $10,400,000. Upon the consummation of the proposed sale of the South Sioux City System, the Venture will repay an additional $2,000,000 of the then-outstanding balance and the commitment will be reduced by $2,000,000. On September 30, 2000, the maximum amount available begins to reduce quarterly until June 30, 2005 when the amount available will be zero. Interest on outstanding principal is calculated at the Venture's option of the Base Rate plus 1/8 percent, or the Euro-Rate plus 1-1/8 percent. The effective interest rate on amounts outstanding as of June 30, 1998 and 1997 was 6.84 percent and
7.35 percent, respectively.

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

     The General Partner is currently focusing its efforts on the impact of the Year 2000 issue on service delivery. The General Partner has established an internal team to address this issue. The General Partner is identifying and testing all date-sensitive equipment involved in delivering service to the Venture's customers. In addition, the General Partner will assess the Venture's options regarding repair or replacement of affected equipment during this testing. The General Partner believes that the financial impact will not be material.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Venture decreased $1,370,824, or approximately 30 percent, to $3,137,020 for the three months ended June 30, 1998 from $4,507,844 for the comparable 1997 period. Revenues decreased $3,106,612, or approximately 33 percent, to $6,246,930 for the six months ended June 30, 1998 from $9,353,542 for the comparable 1997 period. These decreases were a result of the sale of the Colorado Systems and the Clearlake System. Disregarding the effect of these sales, revenues would have increased $145,755, or approximately 5 percent, to $3,137,020 for the three months ended June 30, 1998 from $2,991,265 for the comparable 1997 period and revenues would have increased $236,598, or approximately 4 percent, to $6,113,935 for the six months ended June 30, 1998 from $5,877,337 for the comparable 1997 period. Basic service rate increases accounted for approximately 60 percent and 64 percent of the increases in revenues for the three and six month periods ended June 30, 1998. An increase in the number of basic service subscribers accounted for approximately 25 percent and 23 percent of the increases in revenues for the three and six month periods ended June 30, 1998. The number of basic service subscribers in the remaining systems totaled 30,558 at June 30, 1998 compared to 30,220 at June 30, 1997, an increase of 338, or approximately 1 percent. No other single factor significantly affected these increases in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses decreased $815,973, or approximately 33 percent, to $1,681,411 for the three months ended June 30, 1998 from $2,497,384 for the comparable 1997 period. Operating expenses decreased $1,852,622, or approximately 34 percent, to $3,613,725 for the six months ended June 30, 1998 from $5,466,347 for the comparable 1997 period. These decreases were a result of the sale of the Colorado Systems and the Clearlake System. Disregarding the effect of these sales, operating expenses would have increased $85,325, or approximately 5 percent, to $1,679,566 for the three months ended June 30, 1998 from $1,594,241 for the comparable 1997 period, and operating expenses would have increased $131,336, or approximately 4 percent, to $3,305,919 for the six months ended June 30, 1998 from $3,174,583 for the comparable 1997 period. These increases in operating expenses for the three and six month periods were due primarily to increases in programming fees. No other individual factor was significant to these increases in operating expenses. Operating expenses represented 54 percent of revenues for the three and six month periods ended June 30, 1998 compared to 53 percent and 54 percent, respectively, for the similar periods in 1997.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard.

     Operating cash flow decreased $554,851, or approximately 28 percent, to $1,455,609 for the three months ended June 30, 1998 from $2,010,460 for the comparable 1997 period. Operating cash flow decreased $1,253,990, or approximately 32 percent, to $2,633,205 for the three months ended June 30, 1998 from $3,887,195 for the comparable 1997 period. These decreases were a result of the sale of the Colorado Systems and the Clearlake System. Disregarding the effect of these sales, operating cash flow would have increased $60,430, or approximately 4 percent, to $1,457,454 for the three months ended June 30, 1998 from $1,397,024 for the comparable 1997 period, and operating cash flow would have increased $105,262, or approximately 4 percent to $2,808,016 for the six months ended June 30, 1998 from $2,702,754 for the comparable 1997 period. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $114,675, or approximately 25 percent, to $352,162 for the three months ended June 30, 1998 from $466,837 for the comparable 1997 period. Management fees and allocated overhead from the General Partner decreased $348,074, or approximately 33 percent, to $697,002 for the six month period ended June 30, 1998 from $1,045,076 for the comparable 1997 period. These decreases were a result of the sale of the Colorado Systems and the Clearlake System. Disregarding the effect of these sales, management fees and allocated overhead from the General Partner would have increased $50,005, or approximately 17 percent, to $352,162 for the three months ended June 30, 1998 from $302,157 for the comparable 1997 period, and would have increased $5,645, or approximately 1 percent, to $682,990 for the six months ended June 30, 1998 from $677,345 for the comparable 1997 period. The increase for the three month period was primarily due to the timing of certain expenses allocated from the General Partner. The increase for the six month period was primarily due to the increases in revenues upon which such management fees and allocations are based, and to timing in the expenses allocated from the General Partner.

     Depreciation and amortization expense decreased $136,288, or approximately 11 percent, to $1,080,899 for the three months ended June 30, 1998 from $1,217,187 for the comparable 1997 period. Depreciation and amortization expense decreased $545,882, or approximately 20 percent, to $2,173,449 for the six months ended June 30, 1998 from $2,719,331 for the comparable 1997 period. These decreases were a result of the sale of the Colorado Systems and the Clearlake System. Disregarding the effect of these sales, depreciation and amortization expense would have increased $78,560, or approximately 8 percent, to $1,080,898 for the three months ended June 30, 1998 from $1,002,338 for the comparable 1997 period, and would have increased $143,435, or approximately 7 percent, to $2,145,370 for the six months ended June 30, 1998 from $2,001,935 for the comparable 1997 period. These increases were due to an increase in the Venture's depreciable asset base.

     The Venture's operating income decreased $303,888 to $22,548 for the three months ended June 30, 1998 compared to $326,436 for the comparable 1997 period. The Venture reported an operating loss of $237,246 for the six months ended June 30, 1998 compared to operating income of $122,788 for the comparable 1997 period. Disregarding the effect of the sale of the Colorado Systems and the Clearlake System, the Venture would have reported operating income of $24,394 for the three months ended June 30, 1998 compared to $92,529 for the comparable 1997 period, and an operating loss of $20,344 for the six months ended June 30, 1998 compared to operating income of $23,474 for the comparable 1997 period. These decreases in operating income were a result of the increases in management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increases in operating cash flow.

     Interest expense decreased $70,926, or approximately 22 percent, to $258,007 for the three months ended June 30, 1998 from $328,933 for the comparable 1997 period. Interest expense decreased $308,090, or approximately 43 percent, to $402,286 for the six months ended June 30, 1998 from $710,376 for the comparable 1997 period. These decreases were primarily due to the lower outstanding balances on the Venture's interest bearing obligations, as a result of a portion of the proceeds from the sale of the Colorado Systems and the Clearlake System being used to repay a portion of the outstanding loan principal balance.

     The Venture reported a gain on the sale of the Clearlake System of $12,638,349 in the first six months of 1998 and a gain on the sale of the Colorado Systems of $18,889,257 in the first six months of 1997.

     The Venture reported a net loss of $279,294 for the three months ended June 30, 1998 compared to $1,485 for the similar 1997 period. This change was due to the factors discussed above. The Venture reported net income of $11,905,249 for the six months ended June 30, 1998 compared to $18,290,220 for the similar 1997 period. This change was primarily a result of the gain on the sale of the Colorado Systems in 1997 and the gain on the sale of the Clearlake System in 1998 and other factors as discussed above.

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


Dated:  August 13, 1998