Form 10-K405
period 1998-12-31
JONES CABLE INCOME FUND 1-B LTD
filed 1999-03-30
CIK 799122

                                  FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from_______to_______

Commission file number:    0-14906

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

       Colorado                                             84-1010417
       --------                                             ----------
(State of Organization)                        (IRS Employer Identification No.)

   P.O. Box 3309, Englewood, Colorado 80155-3309             (303) 792-3111
----------------------------------------------------    ------------------------
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

     Yes     x                                                 No
             -

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.      X
                                         -

            DOCUMENTS INCORPORATED BY REFERENCE:    None


(37640)

          Certain information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.

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

          The Partnership's only asset is its 40 percent interest in the Venture. During 1998, the Venture sold its cable television systems serving subscribers in the communities of Clearlake and Lakeport, California (the "Clearlake System"), its cable television systems serving communities of Three Rivers, Schoolcraft/Vicksburg, Constantine/White Pigeon, Dowagiac, Watervliet and Vandalia, Michigan (the "Southwestern Michigan System") and its cable television system serving areas in and around South Sioux City, Nebraska (the "South Sioux City System"). It is anticipated that the Venture will sell its cable television system serving the communities of Canyonville, Myrtle Creek, Riddle and Winston, Oregon (the "Myrtle Creek System") in May 1999 to an unaffiliated party. See Dispositions of Cable Television Systems and Proposed Disposition of Cable Television System below.

          One of the primary objectives of the Venture has been to provide quarterly cash flow distributions to its partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn have sought to provide quarterly cash distributions to their partners. The Venture used cash generated from operations to fund capital expenditures and did not declare quarterly cash flow distributions during 1998, although it did make distributions to its partners of $11,000,000 from the proceeds of the sale of the Clearlake System, $21,200,000 from the proceeds of the sale of the Southwestern Michigan System and $7,277,700 to its partners from the proceeds of the sale of the South Sioux City System. The Partnership in turn distributed its 40 percent share of such amounts to its limited partners. The Venture anticipates making a distribution to its partners of $6,870,000 in May 1999 from the proceeds of the sale of the Myrtle Creek System, as described below. The Partnership will distribute its 40 percent share of such amount to its limited partners. The Venture does not anticipate resuming cash flow distributions.

          It is anticipated that Comcast Corporation ("Comcast") will acquire a controlling interest in the General Partner during April 1999. As a result of this transaction, it is expected that the current management of the General Partner and a majority of the Board of Directors of the General Partner will be replaced by Comcast.

Dispositions by the Venture of Cable Television Systems.

          Clearlake System.  In January 1998, the Venture sold the Clearlake
          ----------------
System to an unaffiliated party for a sales price of $21,400,000. From the sale proceeds, the Venture paid a brokerage fee to The Intercable Group, Ltd., a subsidiary of the General Partner ("The Intercable Group"), totaling $535,000, which represents 2.5 percent of the sales price, repaid $9,600,000 of the then outstanding balance on the Venture's credit facility, settled working capital adjustments, deposited $300,000 into an indemnity escrow account and then the Venture distributed the net sale proceeds of $11,000,000 to the Partnership and Fund 1-C. In February 1998, the Venture distributed $4,374,700 to the Partnership and $6,625,300 to Fund 1-C and, in turn, the Partnership distributed the $4,374,700 (approximately $52 for each $500 limited partnership interest, or $104 for each $1,000 invested in the Partnership) to its limited partners. Because the distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner did not receive a general partner distribution from the sale proceeds. Because the sale of the Clearlake System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

          The indemnity escrow period expired on January 9, 1999, and all of the $300,000 indemnity escrow amount plus interest is available for distribution to the Partnership and Fund 1-C. The Partnership will receive $125,266, and the Partnership, in turn, will distribute the $125,266 (approximately $1.50 for each $500 limited partnership interest, or $3.00 for each $1,000 invested in the Partnership) to the limited partners of the Partnership. The Partnership anticipates that the distribution of the indemnity escrow amount will be included with the distribution to be made to the limited partners from the sale of the Myrtle Creek System, which is anticipated to occur in May 1999.

          Southwestern Michigan System.  In July 1998, the Venture sold its
          ----------------------------
Southwestern Michigan System to three unaffiliated cable television system operators for an aggregate sales price of $31,250,000, subject to customary closing adjustments. From the sale proceeds, the Venture paid a brokerage fee to The Intercable Group totaling $781,250, representing 2.5 percent of the sales price, repaid $9,500,000 of the then outstanding balance of the Venture's credit facility, settled working capital adjustments and then the Venture distributed the remaining net sale proceeds of $21,200,000 to the Partnership and Fund 1-C in proportion to their ownership interests in the Venture. The Partnership received $8,431,240 and Fund 1-C received $12,768,760 of such distribution. The Partnership, in turn, distributed $8,431,240 (approximately $100 for each $500 limited partnership interest, or $200 for each $1,000 invested in the Partnership) to the limited partners of the Partnership in August 1998. Because the distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner did not receive a general partner distribution from the sale proceeds. Because the sale of the Southwestern Michigan System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners was required to approve the sale.

          South Sioux City System.  In August 1998, the Venture sold its South
          -----------------------
Sioux City System to an unaffiliated cable television system operator for an aggregate sales price of $9,500,000, subject to normal closing adjustments.
From the proceeds of the South Sioux City System's sale, the Venture paid a brokerage fee to The Intercable Group totaling $237,500, representing 2.5 percent of the sales price, for acting as a broker in the transaction, repaid $2,000,000 of the then outstanding balance of its credit facility, settled working capital adjustments and then the Venture distributed the remaining net sale proceeds of $7,277,700 to the Partnership and Fund 1-C in proportion to their ownership interests in the Venture. The Partnership received $2,894,341 and Fund 1-C received $4,383,359 of such distribution. The Partnership, in turn, distributed $2,894,341 (approximately $34 for each $500 limited partnership interest, or $68 for each $1,000 invested in the Partnership) to the limited partners of the Partnership in September 1998. Because the distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner did not receive a general partner distribution from the sale proceeds. Because the sale of the South Sioux City System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners was required to approve the sale.

Proposed Disposition by the Venture of Cable Television System.

          Myrtle Creek System.  In September 1998, the Venture entered into an
          --------------------
asset purchase agreement with an unaffiliated party providing for the sale of the Myrtle Creek System for a total sales price of $10,000,000, subject to customary closing adjustments. The closing of this transaction, which is expected to occur in May 1999, is subject to the consents of governmental authorities and third parties with whom the Venture has contracted that are necessary for the transfer of the Myrle Creek System. Because the sale of the Myrtle Creek System represents a sale of all of the remaining assets of the Partnership and Fund 1-C, a vote of the limited partners of the Partnership and a vote of the limited partners of Fund 1-C will be required to approve this sale. The General Partner expects to conduct these votes in April 1999.

          Upon consummation of the proposed sale of the Myrtle Creek System, the Venture will pay a $250,000 brokerage fee to The Intercable Group, representing
2.5 percent of the sales price, for acting as a broker in the transaction, repay the balance outstanding on the Venture's credit facility of $2,400,000, settle working capital adjustments and deposit $500,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $6,870,000 will be distributed to the Partnership and Fund 1-C. The Partnership will receive approximately $2,732,199 and Fund 1-C will receive approximately $4,137,801 of such distribution. The Partnership, in turn, will distribute the $2,732,199 (approximately $33 for each $500 limited partnership interest, or $66 for each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership from the sale of the Myrtle Creek System together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner will not receive a general partner distribution from the sale proceeds.

          For a period of one year following the closing date, $500,000 of the sale proceeds will remain in escrow as security for the Venture's agreement to indemnify the purchaser under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Myrtle Creek System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period, plus interest earned on the escrowed funds, will be returned to the Venture. From this amount, the Venture will pay any remaining liabilities and the Venture will then distribute the balance to its partners. The Partnership in turn will distribute its 40 percent share of this amount to its limited partners. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Myrtle Creek System represents the only remaining operating asset of the Venture, and the Partnership's interest in the Venture represents its only asset, the Partnership and the Venture will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account. If any disputes with respect to the indemnification arise, the Venture and the Partnership would not be dissolved until such disputes were resolved, which could result in the Venture and the Partnership continuing beyond 2000.

          Taking into account prior distributions to the limited partners from operating cash flow, from the net proceeds of the sales of cable television systems and from the anticipated distribution in the second quarter of 1999 of the Partnership's portion of net sales proceeds from the proposed sale of the Myrtle Creek System (excluding escrowed proceeds), the limited partners of the Partnership will have received a total of $567 for each $500 limited partnership interest, or $1,134 for each $1,000 invested in the Partnership.


                              ITEM 2.  PROPERTIES
                              -------------------

          The Venture currently owns the Myrtle Creek System, which it intends to sell in May 1999 to an unaffiliated third party.


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

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

          None.


                                   PART II.
                                   --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

          While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. During 1998, limited partners of the Partnership conducted "limited tender offers" for interests in the Partnership at prices ranging from $117 to $150 per interest. As of February 16, 1999, the approximate number of equity security holders in the Partnership was 4,164.

ITEM 6.  SELECTED FINANCIAL DATA



                                                                  For the Year Ended December 31,
                                      -------------------------------------------------------------------------------------
Jones Cable Income Fund 1-B, Ltd.         1998              1997                1996               1995            1994
---------------------------------     ------------      ------------         -----------       ------------    ------------

Revenues                              $         --      $         --         $   862,911       $  4,920,983    $  4,484,892
Depreciation and Amortization                   --                --             227,488          1,335,945       1,367,809
Operating Income (Loss)                         --                --            (202,060)            36,281        (184,959)
Equity in Net Income (Loss)
  of Cable Television
    Joint Venture                       13,657,749         6,928,894          (1,185,182)        (1,738,404)     (1,949,794)
Net Income (Loss)                       13,604,407(c)      6,928,894(b)        9,816,941(a)      (2,224,727)     (2,592,181)
Net Income (Loss) per
  Limited Partnership Unit                  162.13(c)          82.50(b)           113.50(a)          (26.26)         (30.59)
Distributions per
  Limited Partnership Unit                  187.17             71.12              132.38                 --              --
Weighted Average Number of
    Limited Partnership Units
      Outstanding                           83,884            83,884              83,884             83,884          83,884
General Partner's Deficit                       --            (4,258)            (13,057)          (309,119)       (276,772)
Limited Partners' Capital                   30,682         2,130,814           1,176,079          2,760,075       5,962,555
Total Assets                                83,879         2,126,556           1,163,022          9,994,303      11,874,378
Debt                                            --                --                  --          6,866,146       3,544,000
General Partner Advances                        --                --                  --                 --       2,162,870


                                                                   For the Year Ended December 31,
                                      -------------------------------------------------------------------------------------
Jones Cable Income Fund 1-B/C Venture    1998               1997                1996               1995            1994
------------------------------------- ------------      ------------         -----------       ------------    ------------

Revenues                              $  8,558,726      $ 18,338,834         $24,624,270       $ 22,867,228    $ 21,121,787
Depreciation and Amortization            2,947,988         5,414,431           7,919,508          8,951,345       8,632,481
Operating Income (Loss)                   (678,676)          536,176             161,479         (1,244,929)     (2,243,001)
Net Income (Loss)                       34,341,838        17,422,414          (2,980,092)        (4,371,145)     (4,902,676)
Partner's Capital                          221,461         5,357,323           2,934,909          5,915,001      10,286,146
Total Assets                             3,843,550        30,514,718          47,556,243         50,844,037      54,545,774
Debt                                     2,417,756        23,624,588          42,559,250         43,104,090      42,383,339
Advances from Jones Intercable, Inc.            --                --             284,390            109,893          66,224


(a) Net income resulted primarily from the sale of the Orangeburg System by Jones Cable Income Fund 1-B, Ltd. in February 1996.

(b) Net income resulted primarily from the sale of the Colorado Systems by Jones Cable Income Fund 1-B/C Venture in January 1997.

(c) Net income and distributions resulted primarily from the sale of the Clearlake System in January 1998, the Southwest Michigan System in July 1998 and the South Sioux City System in August 1998 by Jones Cable Income Fund 1-B/C Venture.

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

FINANCIAL CONDITION

Jones Cable Income Fund 1-B, Ltd. -

         The Partnership continues to own a 40 percent interest in the Venture. The investment is accounted for under the equity method. When compared to the December 31, 1997 balance, this investment has decreased by $2,042,532. This decrease represents the Partnership's proportionate share of income during 1998, reduced by distributions received. The Venture's financial condition is significant to the Partnership and should be reviewed in conjunction with this discussion.

Jones Cable Income Fund 1-B/C Venture -

         Clearlake System Sale

         On January 9, 1998, the Venture sold the Clearlake System to an unaffiliated party for a sales price of $21,400,000, subject to customary closing adjustments. From the sale proceeds, the Venture paid a brokerage fee to The Intercable Group, Ltd. ("The Intercable Group"), a subsidiary of the General Partner, totaling $535,000, which represents 2.5 percent of the sales price, repaid $9,600,000 of the then-outstanding balance on the Venture's credit facility, settled working capital adjustments, deposited $300,000 into an indemnity escrow account and then the Venture distributed the net sale proceeds of $11,000,000 to the Partnership and Fund 1-C. The Partnership received $4,374,700 and Fund 1-C received $6,625,300 of such distribution. The Partnership, in turn, distributed the $4,374,700 (an approximate return of $52 for each $500 limited partnership interest, or $104 for each $1,000 invested in the Partnership) to the limited partners of the Partnership in February 1998. Because this distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner did not receive a general partner distribution from the Clearlake System's sale proceeds.

         The indemnity escrow period expired on January 9, 1999, and all of the $300,000 indemnity escrow amount plus $14,977 of interest is available for distribution to the Partnership and Fund 1-C. The Partnership will receive $125,266 of the distribution, and the Partnership, in turn, will distribute the $125,266 (approximately $1.50 for each $500 limited partnership interest, or $3 for each $1,000 invested in the Partnership) to the limited partners of the Partnership. The Partnership anticipates that the distribution of the indemnity escrow amount will be included with the distribution to be made to the limited partners from the sale of the Myrtle Creek System, which is anticipated to occur in May 1999.

         Southwestern Michigan System Sale

         On July 31, 1998, the Venture sold the Southwestern Michigan System to three unaffiliated parties for a total sales price of $31,250,000, subject to customary closing adjustments. From the sale proceeds, the Venture paid a brokerage fee to The Intercable Group totaling $781,250 representing 2.5 percent of the sales price, repaid $9,500,000 of the then-outstanding balance of the Venture's credit facility, settled working capital adjustments and then the Venture distributed the net sales proceeds of $21,200,000 to the Partnership and Fund 1-C. The Partnership received $8,431,240 and Fund 1-C received $12,768,760 of such distribution. The Partnership, in turn, distributed the $8,431,240 (an approximate return of $100 for each $500 limited partnership interest, or $200 for each $1,000 invested in the Partnership) to the limited partners of the Partnership in August 1998. Because this distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner did not receive a general partner distribution from the Southwestern Michigan System's sale proceeds.

         South Sioux City System Sale

         On August 31, 1998, the Venture sold the South Sioux City System to an unaffiliated party for a sales price of $9,500,000, subject to customary closing adjustments. The Venture paid a brokerage fee to The Intercable Group totaling $237,500, representing 2.5 percent of the sales price, repaid $2,000,000 of the then-outstanding balance on the Venture's credit facility, settled working capital adjustments and then the Venture distributed the net sales proceeds of approximately $7,277,700 to the Partnership and Fund 1-C. The Partnership received approximately $2,894,341 and Fund 1-C received approximately $4,383,359 of such distribution. The Partnership, in turn, distributed the $2,894,341 (an approximate return of $34 for each $500 limited partnership interest, or $68 for each $1,000 invested in the Partnership) to the limited partners of the Partnership in September 1998. Because this distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner of the Partnership did not receive a general partner distribution from the South Sioux City System's sale proceeds.

         Proposed Myrtle Creek System Sale

         On September 9, 1998, the Venture entered into an asset purchase agreement providing for the sale of the Myrtle Creek System to an unaffiliated party for a sales price of $10,000,000, subject to customary closing adjustments. The closing of this transaction, which is expected to occur in the second quarter of 1999, is subject to the consents of governmental authorities and third parties with whom the Venture has contracted that are necessary for the transfer of the Myrtle Creek System. Because the sale of the Myrtle Creek System represents a sale of all of the remaining assets of the Partnership and Fund 1-C, a vote of the limited partners of the Partnership and a vote of the limited partners of Fund 1-C will be required to approve this sale. The General Partner expects to conduct these votes in April 1999.

         Upon consummation of the proposed sale of the Myrtle Creek System, based upon financial information as of December 31, 1998, the Venture will pay a brokerage fee to The Intercable Group, Ltd., a subsidiary of the General Partner, of $250,000, representing 2.5 percent of the sales price, for acting as a broker in the transaction, repay the balance outstanding on its credit facility of $2,400,000, settle working capital adjustments and deposit $500,000 into an indemnity escrow account. The remaining net sales proceeds of approximately $6,870,000 will be distributed to the Partnership and Fund 1-C. The Partnership will receive approximately $2,732,199 and Fund 1-C will receive approximately $4,137,801. The Partnership, in turn, will distribute the $2,732,199 (an approximate return of $33 for each $500 limited partner interest, or $66 for each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner of the Partnership will not receive a general partner distribution from the sale proceeds.

         For a period of one year following the closing date, $500,000 of the sale proceeds will remain in escrow as security for the Venture's agreement to indemnify the purchaser under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Myrtle Creek System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period plus interest earned on the escrowed funds will be returned to the Venture. From this amount, the Venture will pay any remaining liabilities and the Venture will then distribute the balance to its partners. If the entire $500,000 escrow amount is distributed to the Partnership and Fund 1-C, of which there can be no assurance, the Partnership would receive $198,850 and Fund 1-C would receive $301,150. The Partnership, in turn, would distribute the $198,850 (an approximate return of $2.50 for each $500 limited partnership interest, or $5 for each $1,000 invested in the Partnership) to the limited partners of the Partnership. Since the Myrtle Creek System represents the only operating asset of the Venture, and the Partnership's interest in the Venture represents its only asset, the Partnership and the Venture will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account.

         Anticipated Final Distributions

         Taking into account prior distributions to the limited partners from operating cash flow, from the net proceeds of prior cable television system sales and from the planned distribution in the second quarter of 1999 of the Partnership's portion of the net sales proceeds from the sale of the Myrtle Creek System (excluding escrowed proceeds), the limited partners of the Partnership will have received an approximate return of $567 for each $500 limited partnership interest, or $1,134 for each $1,000 invested in the Partnership.

         For the year ended December 31, 1998, the Venture generated net cash from operating activities totaling $1,106,303, which is available to fund capital expenditures and non-operating costs. During 1998, capital expenditures within the Venture's systems totaled approximately $1,354,000. Approximately 45 percent of these expenditures was for the construction of service drops to subscribers' homes and approximately 34 percent of these expenditures was for the construction of new cable plant related to new homes passed. The remainder was for other capital expenditures used to maintain the value of the Venture's systems. Funding for these expenditures was provided by cash on hand, cash generated from operations, and borrowings available under the Venture's credit facility. Budgeted capital expenditures for 1999 are approximately $50,000. These capital expenditures will be used to maintain the value of the Venture's Myrtle Creek System until it is sold. Funding for these expenditures is expected to come from cash on hand and cash generated from operations. The Venture is obligated to conduct its business in the ordinary course until the remaining system is sold.

         As discussed above, the Venture utilized a portion of the proceeds from the sales of its cable television systems to repay portions of the then-outstanding balances on its credit facility. On November 5, 1998, the commitment on the credit facility was reduced to $3,000,000. At December 31, 1998, the Venture's credit facility had $2,400,000 outstanding. The then-outstanding balance of the credit facility will be repaid upon the sale of the Venture's Myrtle Creek System. On September 30, 2000, the maximum amount available begins to reduce quarterly until June 30, 2005 when the amount available will be zero. Interest on outstanding principal is calculated at the Venture's option of the Base Rate plus 1/8, or the Euro-Rate plus 1 1/8 percent. The effective interest rate on amounts outstanding as of December 31, 1998 and 1997 was 6.12 percent and 6.89 percent, respectively.

         One of the primary objectives of the Venture has been to provide quarterly cash flow distributions to the Venture partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn have sought to provide quarterly cash distributions to their partners. The Venture used cash generated from operations to fund capital expenditures and did not declare quarterly cash flow distributions during 1998, although it did make distributions of $11,000,000 to its partners from the proceeds of the sale of the Clearlake System in February 1998, $21,200,000 to its partners from the proceeds of the sale of the Southwestern Michigan System in August 1998 and $7,277,700 to its partners from the proceeds of the sale of the South Sioux City System in September 1998. The Partnership and Fund 1-C in turn distributed their share of such amounts to their limited partners. The Venture anticipates making a distribution of $6,870,000 to its partners from the proceeds of the sale of the Myrtle Creek System in the second quarter of 1999. The Partnership and Fund 1-C in turn will distribute their shares of such amount to their limited partners. The Venture does not anticipate resuming cash flow distributions.

         The General Partner believes that the Venture has sufficient sources of capital available from cash on hand, cash generated from operations and from borrowings available under its credit facility to meet its anticipated needs until the Myrtle Creek System is sold.

Year 2000 Issue

         The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes. Due to the proposed sale of the Myrtle Creek System in May 1999, which represents the Venture's last remaining operating asset, it is not anticipated that the Year 2000 issue will have a material effect on the Partnership.

RESULTS OF OPERATIONS

Jones Cable Income Fund 1-B, Ltd. -

         On February 28, 1996, the Partnership sold the Orangeburg System, which was the Partnership's only directly held system. The Partnership's continuing operations are represented by its 40 percent interest in the Venture.

Jones Cable Income Fund 1-B/C Venture -

1998 Compared to 1997-

         Revenues of the Venture decreased $9,780,108, or approximately 53 percent, to $8,558,726 in 1998 from $18,338,834 in 1997. This decrease was a result of the sale of the Colorado Systems, the Clearlake System, the Southwestern Michigan System and the South Sioux City System. Disregarding the effect of these sales, revenues would have increased $37,948, or approximately 2 percent, to $2,464,765 in 1998 compared to $2,426,817 in 1997. This increase was primarily due to an increase in basic service revenues. No other single factor significantly affected these increases in revenues.

         Operating expenses consist primarily of costs associated with the operation and administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

         Operating expenses decreased $5,078,303, or approximately 49 percent, to $5,317,589 in 1998 from $10,395,892 in 1997. This decrease was a result of the sale of the Colorado Systems, the Clearlake System, the Southwestern Michigan System and the South Sioux City System. Disregarding the effect of these sales, operating expenses would have increased $12,620, or approximately 1 percent, to $1,440,814 in 1998 compared to $1,428,194 in 1997. This increase in operating expenses was due primarily to increases in programming fees. No other individual factor was significant to this increase in operating expenses. Operating expenses represented 59 percent of revenues in both 1998 and 1997.

         Management fees and allocated overhead from the General Partner decreased $1,020,510, or approximately 51 percent, to $971,825 in 1998 compared to $1,992,335 in 1997. This decrease was a result of the sale of the Colorado Systems, the Clearlake System, the Southwestern Michigan System and the South Sioux City System. Disregarding the effect of these sales, management fees and allocated overhead would have decreased $18,531, or approximately 6 percent, to $318,445 in 1998 compared to $336,976 in 1997. This decrease was primarily due to a decrease in allocated overhead from the General Partner.

         Depreciation and amortization expense decreased $2,466,443, or approximately 46 percent, to $2,947,988 in 1998 from $5,414,431 in 1997. This decrease was a result of the sale of the Colorado Systems, the Clearlake System, the Southwestern Michigan System and the South Sioux City System. Disregarding the effect of these sales, depreciation and amortization expense would have increased $22,996, or approximately 3 percent, to $803,876 in 1998 compared to $780,880 in 1997. This increase was due to an increase in the Venture's depreciable asset base.

         The Venture reported an operating loss of $678,676 in 1998 compared to operating income of $536,176 in 1997. Disregarding the effect of the sale of the Colorado Systems, the Clearlake System, the Southwestern Michigan System and the South Sioux City System, the operating loss would have decreased $20,863, to $98,370 in 1998 from $119,233 in 1997. This decrease was a result of the increase in revenues and decrease in allocated overhead from the General Partner exceeding the increases in operating expenses and depreciation and amortization expense.

         Interest expense decreased $789,564, or approximately 52 percent, to $731,711 in 1998 compared to $1,521,275 in 1997. This decrease was primarily due to the lower outstanding balances on the Venture's interest bearing obligations, as a result of a portion of the proceeds from the sale of the Colorado Systems, the Clearlake System, the Southwestern Michigan System and the South Sioux City System being used to repay a portion of the outstanding loan principal balance.

         The Venture reported a gain on the sale of the Clearlake System, the Southwestern Michigan System and the South Sioux City System totaling $35,830,323 in 1998 compared to a gain on the sale of the Colorado Systems of $18,493,041 in 1997.

         The Venture reported net income of $34,341,838 in 1998 compared to $17,422,414 in 1997. This change was primarily due to gains on cable television systems sales reported in 1998 compared to 1997 as discussed above.

1997 Compared to 1996-

         Revenues of the Venture decreased $6,285,436, or approximately 26 percent, to $18,338,834 in 1998 from $24,624,270 in 1996. This decrease was a result of the sale of the Colorado Systems. Disregarding the effect of the Colorado Systems, revenues would have increased $760,134, or approximately 5 percent, to $17,806,829 in 1997 compared to $17,046,695 in 1996. Basic service rate increases accounted for approximately 87 percent of the increases in revenues in 1997. No other single factor significantly affected these increases in revenues.

         Operating expenses consist primarily of costs associated with the operation and administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

         Operating expenses decreased $3,288,654, or approximately 24 percent, to $10,395,892 in 1997 from $13,684,546 in 1996. This decrease was a result of the sale of the Colorado Systems. Disregarding the effect of these sales, operating expenses would have increased $181,787, or approximately 2 percent, to $9,552,282 in 1997 compared to $9,370,495 in 1996. This increase in operating expenses was due primarily to increases in programming fees. No other individual factor was significant to this increase in operating expenses. Operating expenses represented 54 percent of revenues in 1997 compared to 56 percent in 1996.

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

         The Venture's operating income increased $374,697 to $536,176 in 1997 from $161,479 in 1996. Disregarding the effect of the sale of the Colorado Systems, operating income would have increased $957,791, to $1,046,978 in 1997 from $89,187 in 1996. This increase was a result of the increase in revenues and the decrease in depreciation and amortization expense exceeding the increase in operating expenses.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Interest Rate Risk

         The Venture utilizes variable rate long-term debt from its credit facility to partially finance capital expenditures. Such debt arrangements expose the Venture and the Partnership to market risk related to changes in interest rates. The Venture will repay all amounts outstanding on its credit facility upon the sale of its Myrtle Creek System in the second quarter of 1999. Therefore, the Venture's and the Partnership's risk from changes in interest rates is not expected to be significant.

ITEM 8. FINANCIAL STATEMENTS

         The audited financial statements of the Partnership and the Venture for the year ended December 31, 1998 follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Jones Cable Income Fund 1-B, Ltd.:

         We have audited the accompanying balance sheets of JONES CABLE INCOME FUND 1-B, LTD. (a Colorado limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Cable Income Fund 1-B, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                      ARTHUR ANDERSEN LLP



Denver, Colorado,
  March 12, 1999.

                        JONES CABLE INCOME FUND 1-B, LTD.
                             (A Limited Partnership)

                                 BALANCE SHEETS


                                                                          December 31,
                                                                ---------------------------
                  ASSETS                                            1998           1997
                                                                -------------   -----------
CASH                                                            $          --   $       145

INVESTMENT IN CABLE TELEVISION JOINT VENTURE                           83,879     2,126,411
                                                                -------------   -----------

                  Total assets                                  $      83,879   $ 2,126,556
                                                                =============   ===========



      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES:
  Accrued liabilities                                           $      53,197   $        --
                                                                -------------   -----------

                  Total liabilities                                    53,197            --
                                                                -------------   -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                 1,000         1,000
    Accumulated earnings                                              109,219       104,961
    Distributions                                                    (110,219)     (110,219)
                                                                 ------------   -----------

                                                                           --        (4,258)
                                                                 ------------   -----------

  Limited Partners-
    Net contributed capital (83,884 units outstanding
      at December 31, 1998 and 1997)                               34,449,671    34,449,671
    Accumulated earnings (deficit)                                 10,369,233    (3,230,916)
    Distributions                                                 (44,788,222)  (29,087,941)
                                                                 ------------   -----------
                                                                       30,682     2,130,814
                                                                 ------------   -----------

         Total liabilities and partners' capital (deficit)      $      83,879   $ 2,126,556
                                                                =============   ===========


                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                        JONES CABLE INCOME FUND 1-B, LTD.
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                        Year Ended December 31,
                                             -------------------------------------------
                                                1998             1997           1996
                                             ------------    ------------   ------------
REVENUES                                     $       --      $       --     $    862,911

COSTS AND EXPENSES:
  Operating expenses                                 --              --          730,908
  Management fees and allocated overhead
    from General Partner                             --              --          106,575
  Depreciation and amortization                      --              --          227,488
                                             ------------    ------------   ------------

OPERATING LOSS                                       --              --         (202,060)
                                             ------------    ------------   ------------

OTHER INCOME (EXPENSE):
  Interest expense                                   --              --         (123,888)
  Gain on sale of cable television system            --              --       11,122,663
  Other, net                                      (53,342)           --          205,408
                                             ------------    ------------   ------------

         Total other income (expense)             (53,342)           --       11,204,183
                                             ------------    ------------   ------------

INCOME (LOSS) BEFORE EQUITY IN NET INCOME
  (LOSS) OF CABLE TELEVISION JOINT VENTURE        (53,342)           --       11,002,123

EQUITY IN NET INCOME (LOSS) OF CABLE
  TELEVISION JOINT VENTURE                     13,657,749       6,928,894     (1,185,182)
                                             ------------    ------------   ------------

NET INCOME                                   $ 13,604,407    $  6,928,894   $  9,816,941
                                             ============    ============   ============

ALLOCATION OF NET INCOME:
  General Partner                            $      4,258    $      8,799   $    296,062
                                             ============    ============   ============

  Limited Partners                           $ 13,600,149    $  6,920,095   $  9,520,879
                                             ============    ============   ============

NET INCOME PER LIMITED PARTNERSHIP UNIT      $     162.13    $      82.50   $     113.50
                                             ============    ============   ============

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                    83,884          83,884         83,884
                                             ============    ============   ============

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                        JONES CABLE INCOME FUND 1-B, LTD.
                             (A Limited Partnership)

                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                            Year Ended December 31,
                               --------------------------------------------
                                   1998            1997            1996
                               ------------    ------------    ------------

GENERAL PARTNER:
  Balance, beginning of year   $     (4,258)   $    (13,057)   $   (309,119)
  Net income for year                 4,258           8,799         296,062
                               ------------    ------------    ------------

  Balance, end of year         $       --      $     (4,258)   $    (13,057)
                               ============    ============    ============


LIMITED PARTNERS:
  Balance, beginning of year   $  2,130,814    $  1,176,079    $  2,760,075
  Distributions                 (15,700,281)     (5,965,360)    (11,104,875)
  Net income for year            13,600,149       6,920,095       9,520,879
                               ------------    ------------    ------------

  Balance, end of year         $     30,682    $  2,130,814    $  1,176,079
                               ============    ============    ============



                 The accompanying notes to financial statements
                    are an integral part of these statements.

                        JONES CABLE INCOME FUND 1-B, LTD.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                 Year Ended December 31,
                                                                      --------------------------------------------
                                                                          1998            1997           1996
                                                                      ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $ 13,604,407    $  6,928,894    $  9,816,941
  Adjustments to reconcile net income to net cash used in
   operating activities:
      Depreciation and amortization                                           --              --           227,488
      Equity in net (income) loss of cable television joint venture    (13,657,749)     (6,928,894)      1,185,182
      Gain on sale of cable television system                                 --              --       (11,122,663)
      Decrease in trade receivables                                           --              --           247,500
      Decrease in deposits, prepaid expenses and deferred charges             --              --            48,919
      Increase (decrease) in trade accounts payable and accrued
        liabilities and subscriber prepayments                              53,197            --          (427,201)
                                                                      ------------    ------------    ------------

          Net cash used in operating activities                               (145)           --           (23,834)
                                                                      ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                     --              --          (156,802)
  Proceeds from sale of cable television system                               --              --        18,347,667
  Distributions from cable television joint venture                     15,700,281       5,965,360            --
                                                                      ------------    ------------    ------------

          Net cash provided by investing activities                     15,700,281       5,965,360      18,190,865
                                                                      ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                           --              --        (6,866,146)
  Distributions to limited partners                                    (15,700,281)     (5,965,360)    (11,104,875)
  Decrease in accrued distributions to limited partners                       --              --          (250,000)
                                                                      ------------    ------------    ------------

          Net cash used in financing activities                        (15,700,281)     (5,965,360)    (18,221,021)
                                                                      ------------    ------------    ------------

Decrease in cash                                                              (145)           --           (53,990)

Cash, beginning of year                                                        145             145          54,135
                                                                      ------------    ------------    ------------

Cash, end of year                                                     $       --      $        145    $        145
                                                                      ============    ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                       $       --      $       --      $    220,222
                                                                      ============    ============    ============


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

         At December 31, 1998, the Partnership owned a 40 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"), through a capital contribution made to the Venture in November 1987 of $24,220,000. The Venture was formed to acquire, develop and operate cable television systems. During 1988 and 1987, the Venture acquired various cable television systems serving the areas in and around the cities of Brighton and Broomfield, the town of Lochbuie, and portions of unincorporated Adams, Boulder and Weld Counties, all in the State of Colorado (the "Colorado Systems"); Clearlake and Lakeport, California (the "Clearlake System"); Myrtle Creek, Oregon (the "Myrtle Creek System"); South Sioux City, Nebraska (the "South Sioux City System"); and Three Rivers, Schoolcraft, Vicksburg, Constantine, White Pigeon, Dowagiac, Watervliet and Vandalia, all in the State of Michigan (the "Southwestern Michigan System"). The Venture had net income of $34,341,838 and $17,422,414 in 1998 and 1997, respectively, and incurred a loss of $2,980,092 in 1996, of which income of $13,657,749 and $6,928,894 in 1998 and 1997 and a loss of $1,185,182 in 1996 were allocated to the Partnership.

         Partnership Cable Television System Sales

         On February 28, 1996, the Partnership sold the Orangeburg System to a subsidiary of the General Partner for $18,347,667, subject to working capital adjustments of $376,646, which were deducted from the sale proceeds. The sales price represented the average of three separate, independent appraisals of the Orangeburg System. The Partnership used the net sales proceeds to pay all of its indebtedness, which totaled approximately $6,866,000, and the Partnership distributed the remaining net sales proceeds, which totaled approximately $11,105,000, to its limited partners pursuant to the terms of the Partnership's limited partnership agreement in April 1996. This distribution represented a return to each limited partner of approximately $265 for each $1,000 invested in the Partnership. The Partnership retains its interest in the Venture.

         Venture Cable Television System Sales

         Colorado Systems Sale

         On January 24, 1997, the Venture sold the Colorado Systems to an unaffiliated party for a sales price of $35,000,000, subject to customary closing adjustments. The Venture distributed $15,000,000 to the Partnership and Jones Cable Income Fund 1-C, Ltd. ("Fund 1-C") in February 1997, which amount represented the net sale proceeds following the Venture's repayment of a portion of its credit facility. The Partnership received $5,965,360 and Fund 1-C received $9,034,640 of such distribution. The Partnership, in turn, distributed the $5,965,360 (approximately $142 for each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner did not receive a distribution from the sale proceeds.

         Clearlake System Sale

         On January 9, 1998, the Venture sold the Clearlake System to an unaffiliated party for a sales price of $21,400,000, subject to customary closing adjustments. From the sale proceeds, the Venture paid a brokerage fee to The Intercable Group, Ltd. ("The Intercable Group"), a subsidiary of the General Partner, totaling $535,000, which represents 2.5 percent of the sales price, repaid $9,600,000 of the then-outstanding balance on the Venture's credit facility, settled working capital adjustments, deposited $300,000 into an indemnity escrow account and then the Venture distributed the net sale proceeds of $11,000,000 to the Partnership and Fund 1-C. The Partnership received $4,374,700 and Fund 1-C received $6,625,300 of such distribution. The Partnership, in turn, distributed the $4,374,700 (an approximate return of $52 for each $500 limited partnership interest, or $104 for each $1,000 invested in the Partnership) to the limited partners of the Partnership in February 1998. Because this distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner did not receive a general partner distribution from the Clearlake System's sale proceeds.

         The indemnity escrow period expired on January 9, 1999, and all of the $300,000 indemnity escrow amount plus $14,977 of interest is available for distribution to the Partnership and Fund 1-C. The Partnership will receive $125,266 of the distribution, and the Partnership, in turn, will distribute the $125,266 (approximately $1.50 for each $500 limited partnership interest, or $3 for each $1,000 invested in the Partnership) to the limited partners of the Partnership. The Partnership anticipates that the distribution of the indemnity escrow amount will be included with the distribution to be made to the limited partners from the sale of the Myrtle Creek System, which is anticipated to occur in May 1999.

         Southwestern Michigan System Sale

         On July 31, 1998, the Venture sold the Southwestern Michigan System to three unaffiliated parties for a total sales price of $31,250,000, subject to customary closing adjustments. From the sale proceeds, the Venture paid a brokerage fee to The Intercable Group totaling $781,250 representing 2.5 percent of the sales price, repaid $9,500,000 of the then-outstanding balance of the Venture's credit facility, settled working capital adjustments and then the Venture distributed the net sales proceeds of $21,200,000 to the Partnership and Fund 1-C. The Partnership received $8,431,240 and Fund 1-C received $12,768,760 of such distribution. The Partnership, in turn, distributed the $8,431,240 (an approximate return of $100 for each $500 limited partnership interest, or $200 for each $1,000 invested in the Partnership) to the limited partners of the Partnership in August 1998. Because this distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner did not receive a general partner distribution from the Southwestern Michigan System's sale proceeds.



         South Sioux City System Sale

         On August 31, 1998, the Venture sold the South Sioux City System to an unaffiliated party for a sales price of $9,500,000, subject to customary closing adjustments. The Venture paid a brokerage fee to The Intercable Group totaling $237,500, representing 2.5 percent of the sales price, repaid $2,000,000 of the then-outstanding balance on the Venture's credit facility, settled working capital adjustments and then the Venture distributed the net sales proceeds of approximately $7,277,700 to the Partnership and Fund 1-C. The Partnership received approximately $2,894,341 and Fund 1-C received approximately $4,383,359 of such distribution. The Partnership, in turn, distributed the $2,894,341 (an approximate return of $34 for each $500 limited partnership interest, or $68 for each $1,000 invested in the Partnership) to the limited partners of the Partnership in September 1998. Because this distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner of the Partnership did not receive a general partner distribution from the South Sioux City System's sale proceeds.

         Proposed Myrtle Creek System Sale

         On September 9, 1998, the Venture entered into an asset purchase agreement providing for the sale of the Myrtle Creek System to an unaffiliated party for a sales price of $10,000,000, subject to customary closing adjustments. The closing of this transaction, which is expected to occur in the second quarter of 1999, is subject to the consents of governmental authorities and third parties with whom the Venture has contracted that are necessary for the transfer of the Myrtle Creek System. Because the sale of the Myrtle Creek System represents a sale of all of the remaining assets of the Partnership and Fund 1-C, a vote of the limited partners of the Partnership and a vote of the limited partners of Fund 1-C will be required to approve this sale. The General Partner expects to conduct these votes in April 1999.

         Upon consummation of the proposed sale of the Myrtle Creek System, based upon financial information as of December 31, 1998, the Venture will pay a brokerage fee to The Intercable Group, Ltd., a subsidiary of the General Partner, of $250,000, representing 2.5 percent of the sales price, for acting as a broker in the transaction, repay the balance outstanding on its credit facility of $2,400,000, settle working capital adjustments and deposit $500,000 into an indemnity escrow account. The remaining net sales proceeds of approximately $6,870,000 will be distributed to the Partnership and Fund 1-C. The Partnership will receive approximately $2,732,199 and Fund 1-C will receive approximately $4,137,801. The Partnership, in turn, will distribute the $2,732,199 (an approximate return of $33 for each $500 limited partner interest, or $66 for each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner of the Partnership will not receive a general partner distribution from the sale proceeds.

         For a period of one year following the closing date, $500,000 of the sale proceeds will remain in escrow as security for the Venture's agreement to indemnify the purchaser under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Myrtle Creek System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period plus interest earned on the escrowed funds will be returned to the Venture. From this amount, the Venture will pay any remaining liabilities and the Venture will then distribute the balance to its partners. If the entire $500,000 escrow amount is distributed to the Partnership and Fund 1-C, of which there can be no assurance, the Partnership would receive $198,850 and Fund 1-C would receive $301,150. The Partnership, in turn, would distribute the $198,850 (an approximate return of $2.50 for each limited partnership interest, or $5 for each $1,000 invested in the Partnership) to the limited partners of the Partnership. Since the Myrtle Creek System represents the only asset of the Venture, and the Partnership's interest in the Venture represents its only asset, the Partnership and the Venture will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account.

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

         Subscriber lists                                   1 year
         Favorable leaseholds                               2 years
         Costs in excess of interests in
           net assets purchased                            29 years

         Revenue Recognition

         Subscriber prepayments are initially deferred and recognized as revenue when earned.

(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Management Fees, Distribution Ratios and Reimbursements

         The General Partner managed the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged during the years ended December 31, 1998, 1997 and 1996 (exclusive of the Partnership's 40 percent interest in the Venture) were $-0-, $-0- and $43,146, respectively. The Partnership itself has not paid management fees since the sale of the Orangeburg System.

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

         The Partnership reimbursed the General Partner for certain allocated overhead and administrative expenses. These expenses represented the salaries and related benefits paid for corporate personnel, rent, data processing and other corporate facilities costs. Such personnel provided engineering, marketing, administrative, accounting, legal, and investor relations services to the Partnership. Such services, and their related costs, were necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs were based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses were allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner also were allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses was reasonable. Amounts charged to the Partnership by the General Partner for allocated overhead and administrative expenses during the years ended December 31, 1998, 1997 and 1996 (exclusive of the Partnership's 40 percent interest in the Venture) were $-0-, $-0- and $63,429, respectively. The Partnership will continue to reimburse Intercable for actual time spent on Partnership business by employees of the General Partner until the Partnership is liquidated and dissolved, but the Partnership itself has not borne a revenue-based allocation of overhead and administrative expenses since the sale of the Orangeburg System.

         The Partnership has been charged interest at a rate which approximates the General Partner's weighted average cost of borrowing on any amounts due to the General Partner. No interest was charged to the Partnership by the General Partner in 1998 and 1997. Total interest charged to the Partnership by the General Partner during the year ended December 31, 1996 was $65,616.

(4)      DISTRIBUTIONS FROM CASH FLOW

         One of the primary objectives of the Partnership has been to provide quarterly cash distributions to the partners, primarily from cash generated through the operating activities of the Partnership and from the distributions made to the Partnership from the Venture. As a result of the sale of the Orangeburg System in 1996, Partnership quarterly cash distributions have been limited to distributions received by the Partnership from the Venture. One of the primary objectives of the Venture has been to provide quarterly cash distributions to the Venture partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn have sought to provide quarterly cash distributions to their partners. The Venture used cash generated from operations to fund capital expenditures and did not declare quarterly cash flow distributions during 1998, although it did make a distribution of $11,000,000 (of which the Partnership received $4,374,700 and Fund 1-C received $6,625,300) to its partners from the proceeds of the sale of the Clearlake System in February 1998, a distribution of $21,200,000 (of which the Partnership received $8,431,240 and Fund 1-C received $12,768,760) to its partners from the proceeds of the sale of the Southwestern Michigan System in August 1998, and a distribution of $7,277,700 (of which the Partnership received $2,894,341 and Fund 1-C received $4,383,359) to its partners from the proceeds of the sale of the South Sioux City System in September 1998. The Partnership and Fund 1-C in turn distributed their shares of such amounts to their limited partners. The Venture anticipates making a distribution of $6,870,000 (of which the Partnership will receive $2,732,199 and Fund 1-C will receive $4,137,801) to its partners from the proceeds of the sale of the Myrtle Creek System in the second quarter of 1999. The Partnership and Fund 1-C in turn will distribute their shares of such amount to their limited partners. The Venture does not anticipate resuming cash flow distributions.

(5)      INCOME TAXES

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

(6)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

         Supplementary profit and loss information for the respective years is presented below:

                                                  Year Ended December 31,
                                                --------------------------
                                                1998      1997      1996
                                                ----      ----    --------
Maintenance and repairs                         $ --      $ --    $ 45,200
                                                ====      ====    ========

Taxes, other than income and  payroll taxes     $ --      $ --    $ 12,663
                                                ====      ====    ========

Advertising                                     $ --      $ --    $ 14,131
                                                ====      ====    ========

Depreciation of property, plant and equipment   $ --      $ --    $162,053
                                                ====      ====    ========

Amortization of intangible assets               $ --      $ --    $ 65,435
                                                ====      ====    ========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Jones Cable Income Fund 1-B/C Venture:

         We have audited the accompanying balance sheets of JONES CABLE INCOME FUND 1-B/C Venture (a Colorado general partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Cable Income Fund 1-B/C Venture as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                           ARTHUR ANDERSEN LLP



Denver, Colorado,
  March 12, 1999.

                      JONES CABLE INCOME FUND 1-B/C VENTURE
                             (A General Partnership)

                                 BALANCE SHEETS


                                                                    December 31,
                                                           ----------------------------
                  ASSETS                                       1998            1997
                  ------                                   ------------    ------------

CASH                                                       $    118,938    $    454,501

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $2,507 and $42,753 at December 31, 1998
  and 1997, respectively                                          8,676         362,472

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                      5,763,293      45,101,407
  Less- accumulated depreciation                             (3,331,334)    (24,222,527)
                                                           ------------    ------------

                                                              2,431,959      20,878,880

  Franchise costs and other intangible assets, net of
    accumulated amortization of $3,793,620 and
    $33,614,162 at December 31, 1998 and
    1997, respectively                                          833,473       8,342,217
                                                           ------------    ------------

         Total investment in cable television properties      3,265,432      29,221,097

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                 450,504         476,648
                                                           ------------    ------------

         Total assets                                      $  3,843,550    $ 30,514,718
                                                           ============    ============


                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                      JONES CABLE INCOME FUND 1-B/C VENTURE
                             (A General Partnership)

                                 BALANCE SHEETS


                                                            December 31,
                                                   ----------------------------
         LIABILITIES AND PARTNERS' CAPITAL             1998           1997
         ---------------------------------         ------------    ------------


LIABILITIES:
  Debt                                             $  2,417,756    $ 23,624,588
  Trade accounts payable and accrued liabilities      1,172,257       1,328,470
  Subscriber prepayments                                 32,076         204,337
                                                   ------------    ------------

         Total liabilities                            3,622,089      25,157,395
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' CAPITAL:
  Contributed capital                                60,036,950      60,036,950
  Accumulated earnings (deficit)                     15,195,153     (19,146,685)
  Distributions                                     (75,010,642)    (35,532,942)
                                                                   ------------

                                                        221,461       5,357,323
                                                   ------------    ------------

         Total liabilities and partners' capital   $  3,843,550    $ 30,514,718
                                                   ============    ============


                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                      JONES CABLE INCOME FUND 1-B/C VENTURE
                             (A General Partnership)

                            STATEMENTS OF OPERATIONS

                                                          Year Ended December 31,
                                                --------------------------------------------
                                                    1998           1997             1996
                                                ------------    ------------    ------------
REVENUES                                        $  8,558,726    $ 18,338,834    $ 24,624,270

COSTS AND EXPENSES:
  Operating expenses                               5,317,589      10,395,892      13,684,546
  Management fees and allocated overhead from
    Jones Intercable, Inc.                           971,825       1,992,335       2,858,737
  Depreciation and amortization                    2,947,988       5,414,431       7,919,508
                                                ------------    ------------    ------------

OPERATING INCOME (LOSS)                             (678,676)        536,176         161,479
                                                ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                                  (731,711)     (1,521,275)     (3,110,571)
  Gain on sale of cable television systems        35,830,323      18,493,041            --
  Other, net                                         (78,098)        (85,528)        (31,000)
                                                ------------    ------------    ------------

               Total other income (expense)       35,020,514      16,886,238      (3,141,571)
                                                ------------    ------------    ------------

NET INCOME (LOSS)                               $ 34,341,838    $ 17,422,414    $ (2,980,092)
                                                ============    ============    ============



                  The accompanying notes to financial statements
                    are an integral part of these statements.

                      JONES CABLE INCOME FUND 1-B/C VENTURE
                             (A General Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                                                  Year Ended December 31,
                                     --------------------------------------------
                                         1998            1997           1996
                                     ------------    ------------    ------------
Jones Cable Income Fund 1-B, Ltd.:
  Balance, beginning of year         $  2,126,411    $  1,162,877    $  2,348,059
  Distributions                       (15,700,281)     (5,965,360)           --
  Net income (loss) for year           13,657,749       6,928,894      (1,185,182)
                                     ------------    ------------    ------------

  Balance, end of year               $     83,879    $  2,126,411    $  1,162,877
                                     ============    ============    ============


Jones Cable Income Fund 1-C, Ltd.:
  Balance, beginning of year         $  3,230,912    $  1,772,032    $  3,566,942
  Distributions                       (23,777,419)     (9,034,640)           --
  Net income (loss) for year           20,684,089      10,493,520      (1,794,910)
                                     ------------    ------------    ------------

  Balance, end of year               $    137,582    $  3,230,912    $  1,772,032
                                     ============    ============    ============

Total:
  Balance, beginning of year         $  5,357,323    $  2,934,909    $  5,915,001
  Distributions                       (39,477,700)    (15,000,000)           --
  Net income (loss) for year           34,341,838      17,422,414      (2,980,092)
                                     ------------    ------------    ------------

  Balance, end of year               $    221,461    $  5,357,323    $  2,934,909
                                     ============    ============    ============


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                      JONES CABLE INCOME FUND 1-B/C VENTURE
                             (A General Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                             Year Ended December 31,
                                                                     1998            1997           1996
                                                                 ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $ 34,341,838    $ 17,422,414    $ (2,980,092)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                 2,947,988       5,414,431       7,919,508
      Gain on sales of cable television systems                   (35,830,323)    (18,493,041)           --
      Decrease (increase) in trade receivables                        353,796         167,553          (5,285)
      Increase in deposits, prepaid expenses and
        deferred charges                                             (378,522)       (265,161)       (186,604)
      Increase (decrease) in trade accounts payable and
        accrued liabilities and subscriber prepayments               (328,474)       (244,887)         62,641
      Increase (decrease) in amount due Jones Intercable, Inc.           --          (284,390)        174,497
                                                                 ------------    ------------    ------------

         Net cash provided by operating activities                  1,106,303       3,716,919       4,984,665
                                                                 ------------    ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                          (1,353,584)     (4,155,396)     (4,617,913)
  Proceeds from sales of cable television systems, net
    of brokerage fees                                              60,596,250      34,125,000            --
                                                                 ------------    ------------    ------------

         Net cash provided by (used in) investing activities       59,242,666      29,969,604      (4,617,913)
                                                                 ------------    ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                          1,339,583      17,215,086         273,404
  Repayment of debt                                               (22,546,415)    (36,149,748)       (818,244)
  Distributions to Venture Partners                               (39,477,700)    (15,000,000)           --
                                                                 ------------    ------------    ------------

         Net cash used in financing activities                    (60,684,532)    (33,934,662)       (544,840)
                                                                 ------------    ------------    ------------

Decrease in cash                                                     (335,563)       (248,139)       (178,088)

Cash, beginning of year                                               454,501         702,640         880,728
                                                                 ------------    ------------    ------------

Cash, end of year                                                $    118,938    $    454,501    $    702,640
                                                                 ============    ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                  $    955,375    $  1,680,766    $  3,132,265
                                                                 ============    ============    ============



                 The accompanying notes to financial statements
                    are an integral part of these statements.

                      JONES CABLE INCOME FUND 1-B/C VENTURE
                             (A General Partnership)

                          NOTES TO FINANCIAL STATEMENTS



(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

         On October 21, 1987, Jones Cable Income Fund 1-B, Ltd. ("Fund 1-B") and Jones Cable Income Fund 1-C, Ltd. ("Fund 1-C") formed a Colorado general partnership known as Jones Cable Income Fund 1-B/C Venture (the "Venture") by making capital contributions of $24,220,000 and $36,681,000, respectively (approximately 40 and 60 percent, respectively). The Venture was formed to acquire, develop and operate cable television systems. During 1988 and 1987, the Venture acquired various cable television systems serving the areas in and around the cities of Brighton and Broomfield, the town of Lochbuie, and portions of unincorporated Adams, Boulder and Weld Counties, all in the State of Colorado (the "Colorado Systems"); Clearlake and Lakeport, California (the "Clearlake System"); Myrtle Creek, Oregon (the "Myrtle Creek System"); South Sioux City, Nebraska (the "South Sioux City System"); and Three Rivers, Schoolcraft, Vicksburg, Constantine, White Pigeon, Dowagiac, Watervliet and Vandalia, all in the State of Michigan (the "Southwestern Michigan System").

         Jones Intercable, Inc. ("Intercable"), the general partner of Fund 1-B and Fund 1-C, manages the Venture. Intercable and its subsidiaries also own and operate cable television systems. In addition, Intercable manages cable television systems for other limited partnerships for which it is general partner.

         Colorado Systems Sale

         On January 24, 1997, the Venture sold the Colorado Systems to an unaffiliated party for a sales price of $35,000,000. The Venture distributed a total of $15,000,000 to Fund 1-B and Fund 1-C in February 1997, which amount represented the net sale proceeds following the Venture's repayment of a portion of the balance outstanding on its credit facility and the payment of a brokerage fee to The Intercable Group, Ltd., a subsidiary of the General Partner ("The Intercable Group"), totaling $875,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction. Fund 1-B received $5,965,360 and Fund 1-C received $9,034,640 of such distribution. Fund 1-B and Fund 1-C, in turn, distributed such amounts (approximately $142 for each $1,000 invested in Fund 1-B and approximately $212 for each $1,000 invested in Fund 1-C) to their limited partners. Because the distribution to the limited partners of Fund 1-B and Fund 1-C together with all prior distributions did not return the amount initially contributed by the limited partners of Fund 1-B and Fund 1-C plus the limited partners' liquidation preference provided by Fund 1-B's and Fund 1-C's limited partnership agreements, Intercable did not receive a general partner distribution from the Colorado Systems' sale proceeds.

         Clearlake System Sale

         On January 9, 1998, the Venture sold the Clearlake System to an unaffiliated party for a sales price of $21,400,000, subject to customary closing adjustments. The Venture distributed, in February 1998, $11,000,000 to Fund 1-B and Fund 1-C, which amount represents the net sale proceeds following the Venture's repayment of $9,600,000 outstanding under the Venture's credit facility, the deposit of $300,000 into an indemnity escrow account and the payment of a 2.5 percent brokerage fee to The Intercable Group totaling $535,000. Fund 1-B received $4,374,700 and Fund 1-C received $6,625,300 of such distribution. Fund 1-B and Fund 1-C, in turn, distributed such amounts (approximately $104 for each $1,000 invested in Fund 1-B and approximately $156 for each $1,000 invested in Fund 1-C) to their limited partners. Because the distribution to the limited partners of Fund 1-B and Fund 1-C together with all prior distributions did not return the amount initially contributed by the limited partners of Fund 1-B and Fund 1-C plus the limited partners' liquidation preference provided by Fund 1-B's and Fund 1-C's limited partnership agreements, the General Partner of Fund 1-B and Fund 1-C did not receive a general partner distribution from the Clearlake System's sale proceeds.

         The indemnity escrow period expired on January 9, 1999, and all of the $300,000 indemnity escrow amount plus $14,977 of interest is available for distribution to Fund 1-B and Fund 1-C. Fund 1-B will receive $125,266 and Fund 1-C will receive $189,711 of such distribution. Fund 1-B and Fund 1-C, in turn, anticipate distributing such amounts (approximately $3 for each $1,000 invested in Fund 1-B and approximately $4 for each $1,000 invested in Fund 1-C) to their limited partners along with the distribution to be made to the limited partners from the sale of the Myrtle Creek System, which is anticipated to occur in May 1999.

         Southwestern Michigan System Sale

         On July 31, 1998, the Venture sold the Southwestern Michigan System to three unaffiliated parties for a total sales price of $31,250,000, subject to customary closing adjustments. From the sale proceeds, the Venture paid a brokerage fee to The Intercable Group totaling $781,250 representing 2.5 percent of the sales price, repaid $9,500,000 of the then-outstanding balance of the Venture's credit facility, settled working capital adjustments and then the Venture distributed the net sales proceeds of $21,200,000 to Fund 1-B and Fund 1-C. Fund 1-B received $8,431,240 and Fund 1-C received $12,768,760 of such distribution. Fund 1-B and Fund 1-C, in turn, distributed such amounts (approximately $200 for each $1,000 invested in Fund 1-B and approximately $300 for each $1,000 invested in Fund 1-C) to their limited partners in August 1998. Because this distribution to the limited partners of Fund 1-B and Fund 1-C together with all prior distributions did not return the amount initially contributed by the limited partners of Fund 1-B and Fund 1-C plus the limited partners' liquidation preference provided by Fund 1-B's and Fund 1-C's limited partnership agreements, the General Partner did not receive a general partner distribution from the Southwestern Michigan System's sale proceeds.

         South Sioux City System Sale

         On August 31, 1998, the Venture sold the South Sioux City System to an unaffiliated party for a sales price of $9,500,000, subject to customary closing adjustments. From the sale proceeds, the Venture paid a brokerage fee to The Intercable Group totaling $237,500, representing 2.5 percent of the sales price, repaid $2,000,000 of the then-outstanding balance on the Venture's credit facility, settled working capital adjustments and then the Venture distributed the net sales proceeds of $7,277,700 to Fund 1-B and Fund 1-C. Fund 1-B received $2,894,341 and Fund 1-C received $4,383,359 of such distribution. Fund 1-B and Fund 1-C, in turn, distributed such amounts (approximately $68 for each $1,000 invested in Fund 1-B and approximately $104 for each $1,000 invested in Fund 1-C) to their limited partners in September 1998. Because this distribution to the limited partners of Fund 1-B and Fund 1-C together with all prior distributions did not return the amount initially contributed by the limited partners of Fund 1-B and Fund 1-C plus the limited partners' liquidation preference provided by Fund 1-B's and Fund 1-C's limited partnership agreements, the General Partner of Fund 1-B and Fund 1-C did not receive a general partner distribution from the South Sioux City System's sale proceeds.

         Pro Forma

         The pro forma effect of the sales of the South Sioux City System, the Southwestern Michigan System and the Clearlake System on the results of the Venture's operations for the year ended December 31, 1998 and the sale of the South Sioux City System, the Southwestern Michigan System, the Clearlake System and the Colorado Systems on the Venture's operations for the year ended December 31, 1997, assuming the transactions had occurred at the beginning of each year, is presented in the following unaudited tabulation:

                        For the Year Ended December 31, 1998
                        ------------------------------------
                                      Pro Forma       Unaudited
                    As Reported      Adjustments      Pro Forma
                    -----------      -----------      ---------
Revenues            $  8,558,726    $ (6,093,961)   $  2,464,765
                    ============    ============    ============

Operating Loss      $   (678,676)   $    580,306    $    (98,370)
                    ============    ============    ============

Net Income (Loss)   $ 34,341,838    $(34,723,925)   $   (382,087)
                    ============    ============    ============

                           For the Year Ended December 31, 1997
                           ------------------------------------
                                          Pro Forma       Unaudited
                          As Reported    Adjustments      Pro Forma
                          -----------    -----------      ---------

Revenues                  $ 18,338,834   $(15,912,017)   $  2,426,817
                          ============   ============    ============

Operating Income (Loss)   $    536,176   $   (655,409)   $   (119,233)
                          ============   ============    ============

Net Income (Loss)         $ 17,422,414   $(17,878,366)   $   (455,952)
                          ============   ============    ============


         Proposed Sale of Myrtle Creek System

         On September 9, 1998, the Venture entered into an asset purchase agreement providing for the sale of the Myrtle Creek System to an unaffiliated party for a sales price of $10,000,000, subject to customary closing adjustments. The closing of this transaction, which is expected to occur in the second quarter of 1999, is subject to the consents of governmental authorities and third parties with whom the Venture has contracted that are necessary for the transfer of the Myrtle Creek System. Because the sale of the Myrtle Creek System represents a sale of all of the remaining assets of Fund 1-B and Fund 1-C, a vote of the limited partners of Fund 1-B and a vote of the limited partners of Fund 1-C will be required to approve this sale. The General Partner expects to conduct these votes in April 1999.

         Upon consummation of the proposed sale of the Myrtle Creek System, based upon financial information as of December 31, 1998, the Venture will pay a brokerage fee to The Intercable Group of $250,000, representing 2.5 percent of the sales price, for acting as a broker in the transaction, repay the balance outstanding on the Venture's credit facility of $2,400,000, settle working capital adjustments and deposit $500,000 into an indemnity escrow account. The remaining net sales proceeds of approximately $6,870,000 will be distributed to Fund 1-B and Fund 1-C. Fund 1-B will receive approximately $2,732,199 and Fund 1-C will receive approximately $4,137,801. Fund 1-B and Fund 1-C, in turn, will distribute such amounts (approximately $66 for each $1,000 invested in Fund 1-B and approximately $98 for each $1,000 invested in Fund 1-C) to their limited partners. Because this distribution to the limited partners of Fund 1-B and Fund 1-C together with all prior distributions will not return the amount initially contributed by the limited partners of Fund 1-B and Fund 1-C plus the limited partners' liquidation preference provided by Fund 1-B's and Fund 1-C's limited partnership agreements, the General Partner of Fund 1-B and Fund 1-C will not receive a general partner distribution from the sale proceeds.

         For a period of one year following the closing date, $500,000 of the sale proceeds will remain in escrow as security for the Venture's agreement to indemnify the purchaser under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Myrtle Creek System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period plus interest earned on the escrowed funds will be returned to the Venture. From this amount, the Venture will pay any remaining liabilities and the Venture will then distribute the balance to its partners. If the entire $500,000 escrow amount is distributed to Fund 1-B and Fund 1-C, of which there can be no assurance, Fund 1-B would receive $198,850 and Fund 1-C would receive $301,150. Fund 1-B and Fund 1-C, in turn, will distribute such amounts (approximately $5 for each $1,000 invested in Fund 1-B and approximately $7 for each $1,000 invested in Fund 1-C) to their limited partners. Since the Myrtle Creek System represents the only operating asset of the Venture, and the Partnership's interest in the Venture represents its only asset, the Partnership and the Venture will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account.

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

         Franchise costs                                  1 - 13 years
         Noncompete agreement                                  1 year
         Costs in excess of interests in net
           assets purchased                                   31 years


         Revenue Recognition

         Subscriber prepayments are initially deferred and recognized as revenue when earned.

(3)      TRANSACTIONS WITH JONES INTERCABLE, INC. AND AFFILIATES

         Management Fees and Reimbursements

         Intercable manages the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Intercable by the Venture during the years ended December 31, 1998, 1997 and 1996 were $427,936, $916,942 and $1,231,213, respectively. Intercable will not receive a management fee from the Venture after the sale of the Myrtle Creek System.

         The Venture reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operations of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each entity managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by Intercable and certain of its subsidiaries. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology of allocating overhead and administrative expenses is reasonable. Overhead and administrative expenses allocated to the Venture by Intercable during the years ended December 31, 1998, 1997 and 1996 were $543,889, $1,075,393 and $1,627,524, respectively. The Venture will continue to reimburse Intercable for actual time spent on Venture business by employees of Intercable until the Venture is liquidated and dissolved, but the Venture will not bear a revenue-based allocation of overhead and administrative expenses after the sale of the Myrtle Creek System.

         The Venture is charged interest at a rate which approximates Intercable's weighted average cost of borrowing on any amounts due Intercable. No interest was charged to the Venture by Intercable in 1998 and 1997.
Total interest charged to the Venture by Intercable was $25,331 during 1996.

         Payments to/from Affiliates for Programming Services

         The Venture receives or has received programming from Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country, Inc. and Product Information Network, all of which are affiliates of the General Partner.

         Payments to Superaudio totaled $16,706, $31,780 and $40,317 in 1998, 1997 and 1996, respectively. Payments to Knowledge TV, Inc. totaled $17,022, $30,775 and $41,468 in 1998, 1997 and 1996, respectively. Payments to Jones Computer Network, Ltd., whose service was discontinued in April 1997, totaled $15,656 and $56,465 in 1997 and 1996, respectively. Payments to Great American Country, Inc. totaled $16,629, $23,695 and $37,518 in 1998, 1997 and 1996, respectively.

         The Venture receives a commission from Product Information Network based on a percentage of advertising revenues and number of subscribers. Product Information Network paid commissions to the Venture totaling $28,497, $59,075 and $59,288 in 1998, 1997 and 1996, respectively.

(4)      DISTRIBUTIONS FROM CASH FLOW

         One of the primary objectives of the Venture has been to provide quarterly cash distributions to the Venture partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn have sought to provide quarterly cash distributions to their partners. The Venture used cash generated from operations to fund capital expenditures and did not declare quarterly cash flow distributions during 1998, although it did make a distribution of $11,000,000 to its partners from the proceeds of the sale of the Clearlake System in February 1998, a distribution of $21,200,000 to its partners from the proceeds of the sale of the Southwestern Michigan System in August 1998 and a distribution of $7,277,700 to its partners from the proceeds of the sale of the South Sioux City System in September 1998. The Venture anticipates making a distribution of $6,870,000 to its partners from the proceeds of the sale of the Myrtle Creek System in the second quarter of 1999. The Venture does not anticipate resuming cash flow distributions.

(5)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of December 31, 1998 and 1997, consisted of the following:

                                                  December 31,
                                          ----------------------------
                                              1998           1997
                                          ------------    ------------
Cable distribution systems                $  5,017,230    $ 41,179,861
Equipment and tools                            349,643       1,535,589
Office furniture and equipment                 181,056         807,056
Buildings                                      105,764         421,023
Vehicles                                       109,600       1,044,028
Land                                              --           113,850
                                          ------------    ------------
                                             5,763,293      45,101,407

         Less- accumulated depreciation     (3,331,334)    (24,222,527)
                                          ------------    ------------
                                          $  2,431,959    $ 20,878,880
                                          ============    ============

(6)      DEBT

         Debt consists of the following:

                                                  December 31,
                                          ----------------------------
                                              1998           1997
                                          ------------    ------------
Lending institutions -
  Revolving credit agreement              $  2,400,000    $ 23,300,000
Capital lease obligations                       17,756         324,588
                                          ------------    ------------
                                          $  2,417,756    $ 23,624,588
                                          ============    ============

         On January 9, 1998, as required by the terms of its credit facility, the Venture used a portion of the proceeds of the sale of the Clearlake System to repay $9,600,000 of the balance then-outstanding. On July 31, 1998, the Venture used a portion of the proceeds of the sale of the Southwest Michigan System to repay $9,500,000 of the balance outstanding. On September 3, 1998, the Venture used a portion of the sale of the South Sioux City System to repay $2,000,000 of the balance outstanding. At the same time, the commitment on the credit facility was reduced to $8,400,000. On November 5, 1998, the commitment on the credit facility was reduced to $3,000,000. At December 31, 1998, the Venture's credit facility had $2,400,000 outstanding. The then-outstanding balance of the credit facility will be repaid upon the sale of the Venture's Myrtle Creek System. On September 30, 2000, the maximum amount available begins to reduce quarterly until June 30, 2005 when the amount available will be zero. Interest on outstanding principal is calculated at the Venture's option of the Base Rate plus 1/8, or the Euro-Rate plus 1 1/8 percent. The effective interest rate on amounts outstanding as of December 31, 1998 and 1997 was 6.12 percent and 6.89 percent, respectively.

         Installments due on debt principal for each of the five years in the period ending December 31, 2003 and thereafter, respectively, are $5,327, $5,327, $5,327, $601,775, $600,000 and $1,200,000. As of December 31, 1998,
substantially all of the Venture's assets secured the above indebtedness.

         At December 31, 1998 and 1997, the carrying amount of the Venture's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Venture's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

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

(8)      COMMITMENTS AND CONTINGENCIES

         The Venture rents office and other facilities under various long-term lease arrangements. Rent paid under such lease arrangements totaled $22,900, $35,636 and $93,161, respectively, for the years ended December 31, 1998, 1997 and 1996. Minimum commitments under operating leases for each of the five years in the period ending December 31, 2003, and thereafter are as follows:

              1999                   $ 1,524
              2000                     1,524
              2001                     1,524
              2002                     1,524
              2003                     1,524
              Thereafter              10,667
                                     -------
                                     $18,287
                                     =======

         For a period of one year following the closing date of the proposed sale of the Myrtle Creek System, $500,000 of the sale proceeds will remain in escrow as security for the Venture's agreement to indemnify the purchaser under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Myrtle Creek System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period plus interest earned on the escrowed funds will be returned to the Venture and will be distributed to Fund 1-B and Fund 1-C.

(9)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

         Supplementary profit and loss information for the respective years is presented below:


                                                      Year Ended December 31,
                                                ------------------------------------
                                                   1998         1997        1996
                                                ----------   ----------   ----------
Maintenance and repairs                         $   60,185   $  140,994   $  186,433
                                                ==========   ==========   ==========

Taxes, other than income and payroll taxes      $  122,253   $  459,969   $  494,974
                                                ==========   ==========   ==========

Advertising                                     $  152,119   $  219,240   $  361,437
                                                ==========   ==========   ==========

Depreciation of property, plant and equipment   $1,705,274   $3,458,105   $4,709,869
                                                ==========   ==========   ==========

Amortization of intangible assets               $1,242,714   $1,956,326   $3,209,639
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

          Glenn R. Jones                69         Chairman of the Board and Chief Executive Officer
          James B. O'Brien              49         President and Director
          Ruth E. Warren                49         Group Vice President/Operations
          Kevin P. Coyle                47         Group Vice President/Finance
          Cynthia A. Winning            47         Group Vice President/Marketing
          Elizabeth M. Steele           47         Vice President/General Counsel/Secretary
          Wayne H. Davis                45         Vice President/Engineering
          Larry W. Kaschinske           39         Vice President/Controller
          Robert E. Cole                66         Director
          William E. Frenzel            70         Director
          Josef J. Fridman              53         Director
          Donald L. Jacobs              60         Director
          Robert Kearney                62         Director
          James J. Krejci               57         Director
          Raphael M. Solot              65         Director
          Howard O. Thrall              51         Director
          Siim A. Vanaselja             42         Director
          Sanford Zisman                59         Director
          Robert B. Zoellick            45         Director

          Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, and he is a member of the Board of Directors and of the Executive Committee of the National Cable Television Association. In addition, Mr. Jones is a member of the Board and Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including: the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the General Partner's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

          Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a director of the General Partner in December 1989, Mr. O'Brien served as a division manager, director of operations planning/assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as Chairman of the Board of Directors of CTAM: The Marketing Society for the Cable Telecommunications Industry and as an executive director of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies. Mr. O'Brien's numerous industry recognitions include a CTAM Tami Award for marketing excellence, a Women In Cable and Telecommunications Accolade Award recognizing his leadership efforts on behalf of women in the telecommunications industry, The President's Award for Leadership from the Illinois Cable and Telecommunications Association and a Lifetime Achievement Award from The National Association of Minorities in Communications. Additionally, Mr. O'Brien is a member of The Society of UK Cable Pioneers.

          Ms. Ruth E. Warren joined the General Partner in August 1980 and has served in various operational capacities, including system marketing manager, director of marketing, assistant division manager, regional vice president and Fund Vice President, since then. Ms. Warren was elected Group Vice President/Operations of the General Partner in September 1990. Ms. Warren is a past president of Women in Cable & Telecommunications and past Chairman of the Women in Cable Foundation. She serves as the Vice Chair of Five Points Media Center Board and on the Corporate Advisory Board of Planned Parenthood of the Rocky Mountains and the Advisory Board for Girls Count. In 1995, Ms. Warren received the Corporate Business Woman of the Year Award from the Colorado Women's Chamber of Commerce, and in 1998 Ms. Warren received the Vanguard Award for Distinguished Leadership from the National Cable Television Association.

          Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the General Partner in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990. From 1978 to 1981 Mr. Coyle was employed by American Television and Communications (now Time Warner Cable), and from 1974 to 1978 he was an associate at Haskins & Sells (now Deloitte & Touche LLP).

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

          Mr. Wayne H. Davis joined the General Partner in August 1983 and has served in various technical operations positions, including System Engineering Manager, Fund Engineering Manager, Senior Director/Technical Operations, and Vice President/Technical Operations since then. Mr. Davis was elected Vice President/Engineering in June 1998. He is past Vice President of the Upstate New York Chapter of the Society of Cable Telecommunications Engineers. Mr. Davis has received certification from the Society of Cable Telecommunications Engineers, Broadband Cable Telecommunications Engineering Program and the National Cable Television Institute's Technology Program.

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

          Mr. William E. Frenzel was appointed a director of the General Partner in April 1995. Mr. Frenzel has been a Guest Scholar since 1991 with the Brookings Institution, a research organization located in Washington D.C. Until his retirement in January 1991, Mr. Frenzel served for twenty years in the United States House of Representatives, representing the State of Minnesota, where he was a member of the House Ways and Means Committee and its Trade Subcommittee, the Congressional Representative to the General Agreement on Tariffs and Trade (GATT), the Ranking Minority Member on the House Budget Committee and a member of the National Economic Commission. Mr. Frenzel also served in the Minnesota Legislature for eight years. He is Vice Chairman of the Eurasia Foundation, a Board Member of the U.S.-Japan Foundation, the Close-Up Foundation, Sit Mutual Funds, Logistics Management Institute and Chairman of the Japan-America Society of Washington.

          Mr. Josef J. Fridman was appointed a director of the General Partner in February 1998. Mr. Fridman is currently Chief Legal Officer of Bell Canada and of BCE Inc., Canada's largest telecommunications company. Mr. Fridman joined Bell Canada, a wholly owned subsidiary of BCE Inc., in 1969, and has held increasingly senior positions with Bell Canada and BCE Inc. since such time. Mr. Fridman has held his current position since March 1998. Mr. Fridman's directorships include Alouette Telecommunications Inc., Telesat Canada, TMI Communications, Inc., Telebec Itee, BCI Telecom Holding Inc. and BCE Corporate Services Inc. He is a member of the Quebec Bar Association, the Canadian, American and International Bar Associations and the Lord Reading Law Society. Mr. Fridman is a governor of the Quebec Bar Foundation.

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

          Mr. Robert Kearney was appointed a director and a member of the Executive Committee of the General Partner in July 1997. Mr. Kearney is a retired executive officer of Bell Canada. Prior to his retirement in December 1993, Mr. Kearney was the President and Chief Executive Officer of Bell Canada. He served as Chairman of BCE Canadian Telecom Group in 1994 and as Deputy Chairman of BCI Management Limited in 1995. He currently serves as a Director of MPACT, a Canadian electronic commerce company. During his career, Mr. Kearney served in a variety of capacities in the Canadian, American and International Standards organizations, and he has served on several corporate, professional and civic boards.

          Mr. James J. Krejci is President and CEO of Comtect International, Inc., a company in the specialized mobile radio services business, headquartered in Denver, Colorado. Prior to joining Comtec International, Inc. in February 1998, Mr. Krejci was President and CEO of Imagelink Technologies, Inc., headquartered in Boulder, Colorado, from June 1996 to February 1998, and prior to that, he was President of the International Division of

International Gaming Technology, the world's largest gaming equipment manufacturer, with headquarters in Reno, Nevada from May 1994 to February 1995. Prior to joining IGT, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He also served as an officer of subsidiaries of Jones International, Ltd. until leaving the General Partner in May 1994. Mr. Krejci has been a director of the General Partner since August 1987.

          Mr. Raphael M. Solot was appointed a director of the General Partner in March 1996 and he was elected Vice Chairman of the Board of Directors in November 1997. Mr. Solot is an attorney and has practiced law for 34 years with an emphasis on franchise, corporate and partnership law and complex litigation.

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

          Mr. Siim A. Vanaselja was appointed a director of the General Partner in August 1996. He is the Chief Financial Officer of BCI Telecom Holding Inc. Mr. Vanaselja joined BCE Inc., Canada's largest telecommunications company, in February 1994 as Assistant Vice-President, International Taxation. In June 1994, he was appointed Assistant Vice-President and Director of Taxation, and in February 1995, Mr. Vanaselja was appointed Vice-President, Taxation. On August 1, 1996, Mr. Vanaselja was appointed the Executive Vice President and Chief Financial Officer of Bell Canada International Inc., a subsidiary of BCE Inc. Prior to joining BCE Inc. and since August 1989, Mr. Vanaselja was a partner in the Toronto office of KPMG Peat Marwick Thorne. Mr. Vanaselja has been a member of the Institute of Chartered Accountants of Ontario since 1982 and is a member of the Canadian Tax Foundation, the Tax Executives Institute and the International Fiscal Association.

          Mr. Sanford Zisman was appointed a director of the General Partner in June 1996. Mr. Zisman is a principal in the law firm of Zisman & Ingraham, P.C. of Denver, Colorado and he has practiced law for 33 years, specializing in the areas of tax, business and estate planning and probate administration. Mr. Zisman was a member of the Board of Directors of Saint Joseph Hospital, the largest hospital in Colorado, from 1991 to 1997, serving at various times as Chairman of the Board, Chairman of the Finance Committee and Chairman of the Strategic Planning Committee. Since 1982, he has also served on the Board of Directors of Maxim Series Fund, Inc., a subsidiary of Great-West Life Assurance Company.

          Mr. Robert B. Zoellick was appointed a director of the General Partner in April 1995. Mr. Zoellick is the President and CEO of the Center for Strategic and International Studies (CSIS), an independent, non-profit policy institution with a staff of 180 people and a $17 million budget. He was the John M. Olin Professor at the U.S. Naval Academy for the 1997-1998 term. From 1993 through 1997, he was Executive Vice President at Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary. Mr. Zoellick currently serves on the boards of Alliance Capital and Said Holdings and the Advisory Council of Enron Corp.

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


    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
    ----------------------------------------------------------------------

          As of February 16, 1999, no person or entity owned more than 5 percent of the limited partnership interests of the Partnership.


           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           --------------------------------------------------------

          The General Partner and its affiliates have engaged in certain transactions with the Venture. The General Partner believes that the terms of such transactions are generally as favorable as could be obtained from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained from unaffiliated parties.

Transactions with the General Partner

          The General Partner manages the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises.

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

          The General Partner from time to time has advanced funds to the Venture and charged interest on the balance payable. The interest rate charged approximated the General Partner's weighted average cost of borrowing.

Transactions with Affiliates

          Jones International, Ltd. ("International"), a company owned by Glenn
R. Jones, and certain of its subsidiaries provide various services to the Venture, including affiliation agreements for the distribution of programming owned by affiliated companies on cable television systems owned by the Venture, as described below.

          Knowledge TV, Inc., a company jointly owned by Mr. Jones, affiliates of International, the General Partner and BCI Telecom Holdings, Inc., a principal shareholder of the General Operator, operates the television network Knowledge TV. Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Knowledge TV, Inc. sells its programming to the Myrtle Creek System.

          The Great American Country network provides country music video programming to the cable television systems owned by the Venture. This network is owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner.

          Jones Galactic Radio, Inc. is a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provides audio programming to the Myrtle Creek System.

          The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60 percent of its net advertising revenue to the cable systems that carry its programming. The Myrtle Creek System carries PIN for all or part of each day. Revenues received by the Venture from the PIN Venture relating to the Myrtle Creek System totaled approximately $28,497 for the year ended December 31, 1998.

          The charges to the Venture for related party transactions are as follows for the periods indicated:

                                                                      For the Year Ended December 31,
                                                                      -------------------------------
                                                            1998                    1997                   1996
                                                            ----                    ----                   ----
Management fees                                          $427,936              $  916,942             $1,231,213
Allocation of expenses                                    543,889               1,075,393              1,627,524
Interest expense                                                0                       0                 25,331
Amount of notes and advances outstanding                        0                       0                284,390
Highest amount of notes and advances outstanding                0                       0                284,390
Programming fees:
       Knowledge TV, Inc.                                  17,022                  30,775                 41,468
       Great American Country                              16,629                  23,695                 37,518
       Superaudio                                          16,706                  31,780                 40,317

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

    3.       The following exhibits are filed herewith:

    4.1      Limited Partnership Agreement of Jones Cable Income Fund 1-B, Ltd.
             (1)

    4.2      Joint Venture Agreement of Jones Cable Income Fund 1-B/C Venture.
             (1)

    10.1.1 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Canyonville, Oregon. (1)

    10.1.2 Copy of resolution amending the franchise for the City of Canyonville, Oregon. (2)

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

    10.1.5 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Winston, Oregon. (1)

    10.2.1 Amended and Restated Revolving Credit Agreement dated September 30, 1994 between Jones Cable Income Fund 1-B/C Venture, Corestates Bank, N.A., First National Bank of Maryland, Dresdner Bank AG and Continental Bank. (3)

    10.2.2 Second Amended and Restated Revolving Credit Agreement dated May 7, 1997, among Corestates Bank, N.A., for itself and as Agent, Dresdner Bank AG and PNC Bank, National Association and Jones Cable Income Fund 1-B/C Venture. (5)

    10.2.3 Revolving Credit and Term Loan Agreement dated as of January 19, 1995 between Jones Cable Income Fund 1-B and Colorado National Bank. (3)

    10.3.3 Asset Purchase Agreement dated September 17, 1997, between Jones Cable Income Fund 1-B/C Venture and Mediacom California LLC. (4)

    10.3.4 Asset Purchase Agreement dated as of January 30, 1998, between Tempo Cable, Inc. and Jones Cable Income Fund 1-B/C Venture. (5)

    10.3.5 Asset Purchase Agreement dated as of January 30, 1998, between TCI Cablevision of Texas, Inc. and Jones Cable Income Fund 1-B/C Venture. (5)

    10.3.6 Asset Purchase Agreement dated as of January 30, 1998, between Television Cable Service, Inc. and Jones Cable Income Fund 1-B/C Venture. (5)

    10.3.7 Asset Purchase Agreement dated as of June 24, 1998 between Jones Cable Income Fund 1-B/C Venture and TelePartners L.L.C. (6)

    10.3.8 Asset Purchase Agreement by and between Falcon Community Ventures I Limited Partnership and Jones Cable Income Fund 1-B/C Venture dated as of September 9, 1998. (7)

    27       Financial Data Schedule

____________
    (1) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1987 (Commission File No. 1-
             9953).

    (2) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 1-
             9953).

    (3) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 1-
             9953).

    (4) Incorporated by reference from Registrant's Current Report on Form 8-K dated January 21, 1998 (Commission File No. 1-9953).

    (5) Incorporated by reference from the Annual Report on Form 10-K for fiscal year ended December 31, 1997 (Commission File No. 1-9953).

    (6) Incorporated by reference from Registrant's Current Report on Form 8-K dated September 14, 1998 (Commission File No. 1-9953).

    (7) Incorporated by reference from Registrant's Current Report on Form 8-K dated September 28, 1998 (Commission File No. 1-995).

    (b)      Reports on Form 8-K.

             None.

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

                                 JONES CABLE INCOME FUND 1-B, LTD.
                                 a Colorado limited partnership
                                 By:  Jones Intercable, Inc.

                                 By:  /s/ Glenn R. Jones
                                      ------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
Dated: March 24, 1999                 Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 By:  /s/ Glenn R. Jones
                                      ------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
                                      Executive Officer
Dated: March 24, 1999                 (Principal Executive Officer)


                                 By:  /s/ Kevin P. Coyle
                                      ------------------
                                      Kevin P. Coyle
                                      Group Vice President/Finance
Dated: March 24, 1999                 (Principal Financial Officer)


                                 By:  /s/ Larry Kaschinske
                                      --------------------
                                      Larry Kaschinske
                                      Vice President/Controller
Dated: March 24, 1999                 (Principal Accounting Officer)


                                 By:  /s/ James B. O'Brien
                                      --------------------
                                      James B. O'Brien
Dated: March 24, 1999                 President and Director


                                 By:  /s/ Robert E. Cole
                                      ------------------
                                      Robert E. Cole
Dated: March 24, 1999                 Director


                                 By:  /s/ William E. Frenzel
                                      ----------------------
                                      William E. Frenzel
Dated: March 24, 1999                 Director

                                 By:  /s/ Josef J. Fridman
                                      --------------------
                                      Josef J. Fridman
Dated: March 24, 1999                 Director


                                 By:
                                      --------------------
                                      Donald L. Jacobs
Dated: March 24, 1999                 Director


                                 By:  /s/ Robert Kearney
                                      ------------------
                                      Robert Kearney
Dated: March 24, 1999                 Director


                                 By:  /s/ James J. Krejci
                                      -------------------
                                      James J. Krejci
Dated: March 24, 1999                 Director


                                 By:  /s/ Raphael M. Solot
                                      --------------------
                                      Raphael M. Solot
Dated: March 24, 1999                 Director


                                 By:  /s/ Howard O. Thrall
                                      --------------------
                                      Howard O. Thrall
Dated: March 24, 1999                 Director


                                 By:  /s/ Siim A. Vanaselja
                                      ---------------------
                                      Siim A. Vanaselja
Dated: March 24, 1999                 Director


                                 By:  /s/ Sanford Zisman
                                      ------------------
                                      Sanford Zisman
Dated: March 24, 1999                 Director


                                 By:  /s/ Robert B. Zoellick
                                      ----------------------
                                      Robert B. Zoellick
Dated: March 24, 1999                 Director