Form 10-Q
period 1999-06-30
JONES CABLE INCOME FUND 1-B LTD
filed 1999-08-16
CIK 799122

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999
                               ------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from               to
                              ---------------  ----------------

                        Commission File Number:  0-14906

                       JONES CABLE INCOME FUND 1-B, LTD.
         ------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                             84-1010417
--------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D. #

                            c/o Comcast Corporation
                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office

                                   (215) 665-1700
                      ----------------------------------
                         Registrant's telephone number

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

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                               June 30,      December 31,
               ASSETS                                            1999            1998
               ------                                          ---------     ------------

INVESTMENT IN CABLE TELEVISION JOINT VENTURE                   $ 242,891        $  83,879
                                                               ---------        ---------

            Total assets                                       $ 242,891        $  83,879
                                                               =========        =========


  LIABILITIES AND PARTNERS' CAPITAL
  ---------------------------------


LIABILITIES:

  Accounts payable and accrued liabilities                     $  59,010        $  53,197
                                                               ---------        ---------

            Total liabilities                                     59,010           53,197
                                                               ---------        ---------

PARTNERS' CAPITAL:
  General Partner-
    Contributed capital                                            1,000            1,000
    Accumulated earnings                                         110,751          109,219
    Distributions                                               (110,219)        (110,219)
                                                               ---------        ---------

                                                                   1,532                -
                                                            ------------     ------------

  Limited Partners-
    Net contributed capital (83,884 units outstanding
      at June 30, 1999 and December 31, 1998)                 34,449,671       34,449,671
    Accumulated earnings                                      10,520,900       10,369,233
    Distributions                                            (44,788,222)     (44,788,222)
                                                            ------------     ------------

                                                                 182,349           30,682
                                                            ------------     ------------

             Total liabilities and partners' capital        $    242,891     $     83,879
                                                            ============     ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                        For the Three Months Ended    For the Six Months Ended
                                                June 30,                      June 30,
                                         -----------------------      ----------------------

                                           1999           1998          1999          1998
                                         --------      ---------      --------     ---------
OTHER INCOME (EXPENSE), net              $ 10,231      $ (52,911)     $ (5,813)    $  (52,911)

EQUITY IN NET INCOME (LOSS) OF
  CABLE TELEVISION JOINT
  VENTURE                                 209,470       (111,076)      159,012      4,734,717
                                         --------      ---------      --------     ----------

NET INCOME (LOSS)                        $219,701      $(163,987)     $153,199     $4,681,806
                                         ========      =========      ========     ==========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                        $  2,197      $  (1,640)     $  1,532     $      813
                                         ========      =========      ========     ==========

  Limited Partners                       $217,504      $(162,347)     $151,667     $4,680,993
                                         ========      =========      ========     ==========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                       $   2.59      $   (1.94)     $   1.81     $    55.80
                                         ========      =========      ========     ==========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                        83,884         83,884        83,884         83,884
                                         ========      =========      ========     ==========


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

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                  For the Six Months Ended
                                                                          June 30,
                                                                 --------------------------
                                                                    1999           1998
                                                                 ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $ 153,199    $ 4,681,806
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Equity in net income of cable television
       joint venture                                               (159,012)    (4,734,717)
      Increase in accounts payable and accrued liabilities            5,813         52,766
                                                                 ----------    -----------

        Net cash used in operating activities                           -             (145)
                                                                 ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from cable television joint venture                     -        4,374,700
                                                                 ----------    -----------

        Net cash provided by investing activities                       -        4,374,700
                                                                 ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to limited partners                                     -       (4,374,700)
                                                                 ----------    -----------

        Net cash used in financing activities                           -       (4,374,700)
                                                                 ----------    -----------

Decrease in cash                                                                      (145)

Cash, beginning of period                                               -              145
                                                                 ----------    -----------

Cash, end of period                                              $      -      $       -
                                                                 ==========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                  $      -      $       -
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

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-B, Ltd. (the "Partnership") at June 30, 1999 and December 31, 1998 and its results of operations for the three and six month periods ended June 30, 1999 and 1998 and its cash flows for the six month periods ended June 30, 1999 and 1998. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns a 40 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). The Venture owned and operated the cable television system serving Myrtle Creek, Oregon (the "Myrtle Creek System") until its sale on July 30, 1999. Jones Cable Income Fund 1-C, Ltd. ("Fund 1-C") owns a 60 percent interest in the Venture. Jones Intercable, Inc., a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and the Venture.

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in the General Partner. As of April 7, 1999, Comcast owned approximately 12.8 million shares of the General Partner's Class A
Common Stock and approximately 2.9 million shares of the General Partner's Common Stock, representing approximately 37% of the economic interest and 47% of the voting interest in the General Partner. Also on that date, Comcast contributed it shares in the General Partner to Comcast's wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of the General Partner owned by Comcast represents approximately 57% of the outstanding Common Stock, which class of stock is entitled to elect 75% of the Board of Directors of the General Partner. As a result of this transaction, the General Partner is now a consolidated public company subsidiary of Comcast Cable.

     Also on April 7, 1999, the bylaws of the General Partner were amended to establish the size of the General Partner's Board of Directors as a range from eight to thirteen directors and the board was reconstituted so as to have eight directors and the following directors of the General Partner resigned: Robert E. Cole, Josef J. Fridman, James J. Krejci, James B. O'Brien, Raphael M. Solor, Robert Kearney, Howard O. Thrall, Siim Vanaselja, Sanford Zisman and Glenn R. Jones. In addition, Donald L. Jacobs resigned as a director elected by the holders of Class A Common Stock and was elected by the remaining directors as a director elected by the holders of Common Stock. The remaining directors elected the following persons to fill the vacancies on the board created by such resignations: Ralph J. Roberts, Brian L. Roberts, John R. Alchin, Stanley Wang and Lawrence S. Smith. All of the newly elected directors, with the exception of Mr. Jacobs, are officers of Comcast. Also on April 7, 1999, the following executive officers of the General Partner resigned: Glenn R. Jones, James B. O'Brien, Ruth E. Warren, Kevin P. Coyle, Cynthia A. Winning, Elizabeth M. Steele, Wayne H. Davis and Larry W. Kaschinske. The following persons were appointed as executive officers of the General Partner on April 7, 1999: Ralph
J. Roberts, Brian L. Roberts, Lawrence S. Smith, John R. Alchin and Stanley
Wang.

(2) On July 30, 1999, the Venture sold the Myrtle Creek System to an unaffiliated party for a sales price of $10,000,000, subject to customary closing adjustments. This sale was approved by the holders of a majority of the limited partnership interests in a vote conducted by the General Partner in June and July 1999. From the sale proceeds, the Venture paid a $250,000 brokerage fee to The Intercable Group, Ltd. ("The Intercable Group"), a subsidiary of the General Partner, representing 2.5 percent of the sales price, for acting as a broker in the transaction, repaid the then outstanding balance of the Venture's credit facility of $2,400,000, and deposited $500,000 into an interest-bearing indemnity escrow account. The Venture will settle working capital adjustments and, based upon financial information as of June 30, 1999, the remaining net sale proceeds of approximately $6,500,000 will be distributed 40 percent to the Partnership and 60 percent to Fund 1-C. The Partnership will receive approximately $2,585,000 and Fund 1-C will receive approximately $3,915,000 of such distribution. The Partnership, in turn, will create a reserve to cover the administrative expenses of the Partnership and then it will distribute the balance to the limited partners of the Partnership. This distribution is expected to be made in the third quarter of 1999. Because this distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner of the Partnership will not receive a general partner distribution from the Myrtle Creek System's sale proceeds.

     For a period of one year following the closing date, $500,000 of the sale proceeds will remain in escrow as security for the Venture's agreement to indemnify the purchaser under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Myrtle Creek System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period plus interest earned on the escrowed funds will be returned to the Venture. From this amount, the Venture will pay its remaining liabilities and the Venture will then distribute the balance, if any, to its partners. From its share of this distribution, the Partnership will retain funds necessary to cover the administrative expenses of the Partnership and it will distribute the balance, if any, to the limited partners.

     Although the sale of the Myrtle Creek System represented the sale of the only remaining operating asset of the Venture, and the Partnership's interest in the Venture represents its only asset, the Venture and the Partnership will not be dissolved until all proceeds from escrow have been distributed and the Partnership will not be dissolved and liquidated until the pending litigation in which the Partnership is a named defendant has been resolved and terminated (See
Part II, Item 1).

(3) On January 9, 1998, the Venture sold the cable television system serving Clearlake and Lakeport, California (the "Clearlake System") to an unaffiliated party. The Venture repaid a portion of its indebtedness, settled working capital adjustments, deposited $300,000 into an indemnity escrow account and distributed the remaining net sale proceeds to the Partnership and Fund 1-C. The indemnity escrow period expired on January 9, 1999, and all of the $300,000 indemnity escrow amount plus $14,977 of interest was returned to the Venture. The Venture has distributed these funds 40 percent to the Partnership and 60 percent to Fund 1-C. The Partnership used its portion of these proceeds to repay a portion of its remaining liabilities, therefore no distribution of these funds was made to the limited partners.

(4)  Financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                ASSETS                              June 30, 1999      December 31, 1998
                ------                              -------------      -----------------

Cash and accounts receivable                         $    126,172           $    127,614

Investment in cable television properties               3,020,372              3,265,432

Other assets                                               95,253                450,504
                                                     ------------           ------------

     Total assets                                    $  3,241,797           $  3,843,550
                                                     ============           ============

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Debt                                                 $  2,410,376           $  2,417,756

Accounts payable and accrued liabilities                  210,126              1,204,333

Partners' contributed capital, net                    (14,973,692)           (14,973,692)

Accumulated earnings                                   15,594,987             15,195,153
                                                     ------------           ------------

     Total liabilities and partners' capital         $  3,241,797           $  3,843,550
                                                     ============           ============

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                            For the Three Months Ended     For the Six Months Ended
                                                                     June 30,                      June 30,
                                                            --------------------------     --------------------------
                                                               1999           1998             1999           1998
                                                            ----------     -----------     -----------     ----------

Revenues                                                     $587,663       $3,137,020      $1,195,013    $ 6,246,930

Operating expenses                                            353,486        1,681,411         725,418      3,613,725
Management fees and allocated overhead
  from Jones Intercable, Inc.                                  54,691          352,162         128,483        697,002
Depreciation and amortization                                 198,520        1,080,899         397,044      2,173,449
                                                             --------       ----------      ----------    -----------

Operating income (loss)                                       (19,034)          22,548         (55,932)      (237,246)
                                                             --------       ----------      ----------    -----------

Interest expense                                              (30,192)        (258,007)        (80,766)      (402,286)
Gain on sale of cable television system                           -                -               -       12,638,349
Other, net                                                    575,935          (43,835)        536,532        (93,568)
                                                             --------       ----------      ----------    -----------

Net income (loss)                                            $526,709       $ (279,294)     $  399,834    $11,905,249
                                                             ========       ==========      ==========    ===========

(5) The General Partner manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Venture for the three and six month periods ended June 30, 1999 totaled $29,383 and $59,751, respectively, compared to $156,851 and $312,347, respectively, for the similar 1998 periods.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operations of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each entity managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology of allocating overhead and administrative expenses is reasonable. Reimbursements for overhead and administrative expenses paid by the Venture for the three and six month periods ended June 30, 1999 totaled $25,308 and $68,732, respectively, compared to $195,311 and $384,655, respectively, for the similar 1998 periods.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

     The Partnership owns a 40 percent interest in the Venture. This investment is accounted for under the equity method. When compared to the December 31, 1998 balance, this investment has increased by $159,012. This increase represents the Partnership's proportionate share of income in 1999.

     On July 30, 1999, the Venture sold the Myrtle Creek System to an unaffiliated party for a sales price of $10,000,000, subject to customary
closing adjustments.    This sale was approved by the holders of a majority of
the limited partnership interests in a vote conducted by the General Partner in June and July 1999. From the sale proceeds, the Venture paid a $250,000 brokerage fee to The Intercable Group, Ltd. ("The Intercable Group"), a subsidiary of the General Partner, representing 2.5 percent of the sales price, for acting as a broker in the transaction, repaid the then outstanding balance of the Venture's credit facility of $2,400,000, and deposited $500,000 into an interest-bearing indemnity escrow account. The Venture will settle working capital adjustments and, based upon financial information as of June 30, 1999, the remaining net sale proceeds of approximately $6,500,000 will be distributed 40 percent to the Partnership and 60 percent to Fund 1-C. The Partnership will receive approximately $2,585,000 and Fund 1-C will receive approximately $3,915,000 of such distribution. The Partnership, in turn, will create a reserve to cover the administrative expenses of the Partnership and then it will distribute the balance to the limited partners of the Partnership. This distribution is expected to be made in the third quarter of 1999. Because this distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner of the Partnership will not receive a general partner distribution from the Myrtle Creek System's sale proceeds.

     For a period of one year following the closing date, $500,000 of the sale proceeds will remain in escrow as security for the Venture's agreement to indemnify the purchaser under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Myrtle Creek System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period plus interest earned on the escrowed funds will be returned to the Venture. From this amount, the Venture will pay its remaining liabilities and the Venture will then distribute the balance, if any, to its partners. From its share of this distribution, the Partnership will retain funds necessary to cover the administrative expenses of the Partnership and it will distribute the balance, if any, to the limited partners.

     Although the sale of the Myrtle Creek System represented the sale of the only remaining operating asset of the Venture, and the Partnership's interest in the Venture represents its only asset, the Venture and the Partnership will not be dissolved until all proceeds from escrow have been distributed and the Partnership will not be dissolved and liquidated until the pending litigation in which the Partnership is a named defendant has been resolved and terminated (See
Part II, Item 1).

     On January 9, 1998, the Venture sold the cable television system serving Clearlake and Lakeport, California (the "Clearlake System") to an unaffiliated party. The Venture repaid a portion of its indebtedness, settled working capital adjustments, deposited $300,000 into an indemnity escrow account and distributed the remaining net sale proceeds to the Partnership and Fund 1-C.
The indemnity escrow period expired on January 9, 1999, and all of the $300,000 indemnity escrow amount plus $14,977 of interest was returned to the Venture. The Venture has distributed these funds 40 percent to the Partnership and 60 percent to Fund 1-C. The Partnership used its portion of these proceeds to repay a portion of its remaining liabilities, therefore no distribution of these funds was made to the limited partners.

     During the first six months of 1999, capital expenditures within the Myrtle Creek System totaled approximately $120,710. These expenditures were for the construction of service drops to subscribers' homes. Funding for these expenditures was provided by cash on hand and cash generated from operations. Capital expenditures made in 1999 were used to maintain the value of the Myrtle Creek System until its sale on July 30, 1999. Funding for these expenditures was provided by cash on hand and cash generated from operations. The Venture was obligated to conduct its business in the ordinary course until the Myrtle Creek System's sale.

     Because the Venture has sold all of its assets and further distributions, if any, will be made to the limited partners of record as of the closing date of the sale of the Venture's last remaining cable television system, new limited partners would not be entitled to any distributions from the Partnership and transfers of limited partnership interests would have no economic or practical value. The General Partner therefore has determined, in accordance with the authority granted to it under Section 3.5 of the Partnership's limited partnership agreement, that it will not process any transfers of limited partnership interests in the Partnership during the remainder of the Partnership's term.

RESULTS OF OPERATIONS
---------------------

     Due to the Myrtle Creek System sale on July 30, 1999, which was the Venture's last remaining operating asset, a discussion of results of operations would not be meaningful. The Venture and the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining in the interest-bearing indemnity escrow account and the Partnership will be liquidated and dissolved upon the resolution and termination of the pending litigation in which the Partnership is a defendant.

          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In July 1999, Jones Intercable, Inc., each of its subsidiaries that serve as general partners of managed public partnerships and most of its managed public partnerships, including the Partnership, were named defendants in a case styled Everest Cable Investors, LLC, Everest Properties, LLC, Everest Properties
       -------------------------------------------------------------------------
II, LLC and KM Investments, LLC, plaintiffs v. Jones Intercable, Inc., et al.,
------------------------------------------------------------------------------
defendants (Superior Court, Los Angeles County, State of California, Case No.
----------
C213638). Plaintiffs, all of which are affiliated with each other, are in the business of, among other things, investing in limited partnerships that own and operate cable television systems. Plaintiffs allege that one of the plaintiffs has been a limited partner or has obtained a valid power-of-attorney from a limited partner in each of Jones Intercable, Inc.'s managed public partnerships and that they had formed a coordinated plan amongst themselves to acquire up to 4.9% of the limited partnership interests in each of Jones Intercable, Inc.'s managed public partnerships during the latter half of 1996. Plaintiffs' complaint alleges that they were frustrated in this purpose by Jones Intercable, Inc.'s refusal to provide plaintiffs with lists of the names and addresses of the limited partners of Jones Intercable, Inc.'s managed public partnerships. The complaint alleges that Jones Intercable Inc.'s actions constituted a breach of contract, a breach of Jones Intercable, Inc.'s implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable, Inc.'s fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable, Inc.'s failure to provide them with the partnership lists prevented them from making their tender offers and the plaintiffs claim that they have been injured by such action in an amount to be proved at trial, but not less than $17 million. Given the fact that this case was only recently filed and that the time for Jones Intercable, Inc.'s response to the complaint has not yet expired, Jones Intercable, Inc. has not yet responded to this complaint. Jones Intercable, Inc. believes, however, that it and the defendant subsidiaries and managed public partnerships have defenses to the plaintiffs' claims for relief, and Jones Intercable, Inc. intends to defend this lawsuit vigorously both on its own behalf and on behalf of its subsidiaries and its managed public partnerships.

Item 4.  Submission of Matters to a Vote of Security Holders

     The sale of the Venture's Myrtle Creek System was subject to the approval of the holders of a majority of the limited partnership interests of the Partnership. Limited partners of record at the close of business on June 1, 1999 were entitled to notice of, and to participate in, this vote of limited partners. Following are the results of the vote of the limited partners for the system sale:


                       No. of
                      Interests      Approved       Against     Abstained     Did Not Vote
                     Entitled to  --------------------------------------------------------
                        Vote        No.       %     No.    %     No.    %      No.       %
                     -----------   ----       -     ---    -     ---    -      ---       -

Myrtle Creek System   83,884     47,646    56.8    355   .42    834   .99    35,049    41.79

Item 6.  Exhibits and Reports on Form 8-K.

     a)  Exhibits

         27)  Financial Data Schedule

     b)  Reports on Form 8-K

             Report on Form 8-K dated April 7, 1999, filed on April 15, 1999, reported that on April 7, 1999, Comcast Corporation completed the acquisition on a controlling interest in the General Partner.

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



                                    JONES CABLE INCOME FUND 1-B, LTD.
                                    BY:  JONES INTERCABLE, INC.
                                         General Partner



                                    By:   /S/ Lawrence S. Smith
                                          -----------------------------------
                                          Lawrence S. Smith
                                          Principal Accounting Officer


                                    By:   /S/ Joseph J. Euteneuer
                                          -----------------------------------
                                          Joseph J. Euteneuer
                                          Vice President (Authorized Officer)



Dated:  August 16, 1999