Form 10-Q
period 1999-09-30
JONES CABLE INCOME FUND 1-B LTD
filed 1999-11-15
CIK 799122

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999
                               ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________to_________

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

Yes    X                                                          No  _______
     -----

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                                September 30,  December 31,
ASSETS                                                              1999           1998
------                                                          -------------  -------------

INVESTMENT IN CABLE TELEVISION JOINT VENTURE                    $  2,750,185   $     83,879
                                                                ------------   ------------

          Total assets                                          $  2,750,185   $     83,879
                                                                ============   ============


  LIABILITIES AND PARTNERS' CAPITAL
  ---------------------------------

LIABILITIES:
Accounts payable and accrued liabilities                        $    101,637   $     53,197
                                                                ------------   ------------

          Total liabilities                                          101,637         53,197
                                                                ------------   ------------

PARTNERS' CAPITAL:
  General Partner-
    Contributed capital                                                1,000          1,000
    Accumulated earnings                                             109,219        109,219
    Distributions                                                   (110,219)      (110,219)
                                                                ------------   ------------
                                                                           -              -
                                                                ------------   ------------

  Limited Partners-
    Net contributed capital (83,884 units outstanding
      at September 30, 1999 and December 31, 1998)                34,449,671     34,449,671
    Accumulated earnings                                          12,987,099     10,369,233
    Distributions                                                (44,788,222)   (44,788,222)
                                                                ------------   ------------

                                                                   2,648,548         30,682
                                                                ------------   ------------

          Total liabilities and partners' capital               $  2,750,185   $     83,879
                                                                ============   ============




            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------


                               For the Three Months Ended   For the Nine Months Ended
                                       September 30,              September 30,
                                  -----------------------  ---------------------------
                                     1999         1998          1999          1998
                                  ----------  -----------    -----------   -----------
OTHER INCOME (EXPENSE), net     $   (42,627)  $     1,128    $  (48,440)  $   (51,783)

EQUITY IN NET INCOME OF
  CABLE TELEVISION JOINT
  VENTURE                         2,507,294     9,037,678     2,666,306    13,772,395
                                -----------   -----------  ------------   -----------

NET INCOME                      $ 2,464,667   $ 9,038,806    $2,617,866   $13,720,612
                                ===========   ===========    ==========   ===========

ALLOCATION OF NET INCOME:
  General Partner               $    (1,532)  $     3,445    $        -   $     4,258
                                ===========   ===========    ==========   ===========
  Limited Partners              $ 2,466,199   $ 9,035,361    $2,617,866   $13,716,354
                                ===========   ===========    ==========   ===========
NET INCOME PER LIMITED
  PARTNERSHIP UNIT              $     29.40   $    107.72    $    31.21   $    163.52
                                ===========   ===========    ==========   ===========
WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                  83,884        83,884        83,884        83,884
                                ===========   ===========    ==========   ===========



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

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------


                                                                For the Nine Months Ended
                                                                        September 30,
                                                                --------------------------
                                                                   1999            1998
                                                               -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 2,617,866    $ 13,720,612
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Equity in net income of cable television
        joint venture                                           (2,666,306)    (13,772,395)
  Increase in accrued liabilities                                   48,440          51,638
                                                               -----------    ------------
        Net cash used in operating activities                            -            (145)
                                                               -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from cable television joint venture                      -      15,700,281
                                                               -----------    ------------
        Net cash provided by investing activities                        -      15,700,281
                                                               -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to limited partners                                      -     (15,700,281)
                                                               -----------    ------------
        Net cash used in financing activities                            -     (15,700,281)
                                                               -----------    ------------

Decrease in cash                                                         -            (145)

Cash, beginning of period                                                -             145
                                                               -----------    ------------
Cash, end of period                                            $         -   $           -
                                                               ===========   =============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                $         -   $           -
                                                               ===========   =============




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

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-B, Ltd. (the "Partnership") at September 30, 1999 and December 31, 1998 and its Statements of Operations for the three and nine month periods ended September 30, 1999 and 1998 and its Statements of Cash Flows for the nine month periods ended September 30, 1999 and 1998.

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

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in the General Partner for aggregate consideration of $706.3 million. Comcast acquired an additional 1.0 million shares of the General Partner's Class A Common Stock on June 29, 1999 for $50.0 million in a private transaction. Upon completion of these transactions, Comcast owns approximately
13.8 million shares of the General Partner's Class A Common Stock and approximately 2.9 million shares of the General Partner's Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in the General Partner. Comcast has contributed its shares in the General Partner to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock owned by Comcast Cable represent shares having the right to elect approximately 75% of the Board of Directors of the General Partner. The General Partner is now a consolidated public company subsidiary of Comcast Cable.

     In connection with Comcast's acquisition of a controlling interest in the General Partner on April 7, 1999, all of the persons who were executive officers of the General Partner as of that date terminated their employment with the General Partner. The General Partner's Board of Directors has elected new executive officers, each of whom also is an officer of Comcast. As of July 7, 1999, all persons who were employed at the General Partner's former corporate offices in Englewood, Colorado had terminated their employment with the General Partner. The General Partner's corporate offices are now located at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) On July 30, 1999, the Venture sold the Myrtle Creek System to an unaffiliated party for a sales price of $9,535,844, subject to customary closing adjustments. The initial sales price of $10,000,000 was reduced $1,507 for each of the Myrtle Creek System's equivalent basic subscribers less than 6,650 at closing. At July 30, 1999, the Myrtle Creek System had 6,342 equivalent basic subscribers, which reduced the initial sales price by $464,156. When final closing adjustments are done approximately ninety days after closing, the equivalent basic subscribers will be recounted and the sales price will be adjusted accordingly. From the sale proceeds, the Venture paid a $238,396 brokerage fee to The Intercable Group, Ltd. ("The Intercable Group"), a subsidiary of the General Partner, representing 2.5 percent of the sales price, for acting as a broker in the transaction, repaid the outstanding balance on the Venture's credit facility of $2,400,000, and deposited $500,000 into an interest-bearing indemnity escrow account. The Venture will settle working capital adjustments and, based upon financial information as of September 30, 1999, the remaining net sale proceeds will be distributed 40 percent to the Partnership and 60 percent to Fund 1-C. The Partnership, in turn, will create a reserve to cover the administrative expenses of the Partnership and then it plans to distribute the balance to the limited partners of the Partnership. Because this distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner of the Partnership will not receive a general partner distribution from the Myrtle Creek System's sale proceeds.

     For a period of one year following the closing date, $500,000 of the sale proceeds will remain in escrow as security for the Venture's agreement to indemnify the purchaser under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Myrtle Creek System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period plus interest earned on the escrowed funds will be returned to the Venture. From this amount, the Venture will pay any remaining liabilities and the Venture then plans to distribute the balance, if any, to its partners. From its share of this distribution, the Partnership will retain funds necessary to cover the administrative expenses of the Partnership and it plans to distribute the balance, if any, to the limited partners.

     Although the sale of the Myrtle Creek System represented the sale of the only remaining operating asset of the Venture, and the Partnership's interest in the Venture represents its only asset, the Venture and the Partnership will not be dissolved until all proceeds from escrow have been distributed and the Partnership will not be dissolved and liquidated until the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

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



                            UNAUDITED BALANCE SHEETS
                            ------------------------

                    ASSETS                       September 30, 1999   December 31, 1998
                    ------                       ------------------   -----------------

Cash and accounts receivable                          $  6,714,752        $    127,614

Investment in cable television properties                        -           3,265,432

Other assets                                               503,750             450,504
                                                      ------------        ------------

     Total assets                                     $  7,218,502        $  3,843,550
                                                      ============        ============

     LIABILITIES AND PARTNERS' CAPITAL
     ----------------------------------

Debt                                                  $     -             $  2,417,756

Accounts payable and accrued liabilities                   292,725           1,204,333

Partners' contributed capital, net                     (14,973,692)        (14,973,692)

Accumulated earnings                                    21,899,469          15,195,153
                                                      ------------        ------------

     Total liabilities and partners' capital          $  7,218,502        $  3,843,550
                                                      ============        ============


                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                            For the Three Months Ended    For the Nine Months Ended
                                                   September 30,                 September 30,
                                           ----------------------------  ---------------------------
                                               1999           1998           1999           1998
                                           ------------  --------------  -------------  ------------

Revenues                                    $  188,993     $ 1,689,051    $ 1,384,006   $ 7,935,981

Operating expenses                             184,450       1,317,367        909,868     4,931,092
Management fees and allocated overhead
  from Jones Intercable, Inc.                   17,843         186,371        146,326       883,373
Depreciation and amortization                   64,186         572,488        461,230     2,745,937
                                            ----------     -----------    -----------   -----------

Operating loss                                 (77,486)       (387,175)      (133,418)     (624,421)
                                            ----------     -----------    -----------   -----------

Interest expense                                (3,514)       (152,863)       (84,280)     (555,149)
Interest income on escrowed proceeds             3,750               -          3,750             -
Gain on sale of cable television system      6,350,069      23,191,974      6,350,069    35,830,323
Other, net                                      31,663          72,925        568,195       (20,643)
                                            ----------     -----------    -----------   -----------

Net income                                  $6,304,482     $22,724,861    $ 6,704,316   $34,630,110
                                            ==========     ===========     ==========   ===========

(5) The General Partner manages the Partnership and the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. The General Partner has not received and will not receive a management fee after July 30, 1999. Management fees paid to the General Partner by the Venture for the three and nine month periods ended September 30, 1999 were $9,449 and $69,200, respectively, compared to $84,452 and $396,799, respectively, for the similar 1998 periods.

     The Venture will continue to reimburse the General Partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Venture and its constituent partnerships. Such services, and their related costs, are necessary to the administration of the Venture and its constituent partnerships until they are dissolved. Such costs were charged to operating costs during the periods that the Venture operated its cable telvision systems. Subsequent to the sale of the Venture's final cable television system, such costs were charged to other expense. Reimbursements made to the Venture by the General Partner for overhead and administrative expenses during the three and nine month periods ended September 30, 1999 were $8,394 and $77,126, respectively, compared to $101,919 and $486,574, respectively, for the similar 1998 periods.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

     The Partnership owns a 40 percent interest in the Venture. This investment is accounted for under the equity method. When compared to the December 31, 1998 balance, this investment has increased by $2,666,306. This increase represents the Partnership's proportionate share of income during 1999.

     On July 30, 1999, the Venture sold the Myrtle Creek System to an unaffiliated party for a sales price of $9,535,844, subject to customary closing adjustments. The initial sales price of $10,000,000 was reduced $1,507 for each of the Myrtle Creek System's equivalent basic subscribers less than 6,650 at closing. At July 30, 1999, the Myrtle Creek System had 6,342 equivalent basic subscribers, which reduced the initial sales price by $464,156. When final closing adjustments are done approximately ninety days after closing, the equivalent basic subscribers will be recounted and the sales price will be adjusted accordingly. From the sale proceeds, the Venture paid a $238,396 brokerage fee to The Intercable Group, a subsidiary of the General Partner, representing 2.5 percent of the sales price, for acting as a broker in the transaction, repaid the outstanding balance on the Venture's credit facility of $2,400,000, and deposited $500,000 into an interest-bearing indemnity escrow account. The Venture will settle working capital adjustments and, based upon financial information as of September 30, 1999, the remaining net sale proceeds will be distributed 40 percent to the Partnership and 60 percent to Fund 1-C. The Partnership, in turn, will create a reserve to cover the administrative expenses of the Partnership and then plans to distribute the balance to the limited partners of the Partnership. Because this distribution to the limited partners of the Partnership together with all prior distributions will not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, the General Partner of the Partnership will not receive a general partner distribution from the Myrtle Creek System's sale proceeds.

     For a period of one year following the closing date, $500,000 of the sale proceeds will remain in escrow as security for the Venture's agreement to indemnify the purchaser under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Myrtle Creek System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period plus interest earned on the escrowed funds will be returned to the Venture. From this amount, the Venture will pay any remaining liabilities and the Venture plans to distribute the balance, if any, to its partners. From its share of this distribution, the Partnership will retain funds necessary to cover the administrative expenses of the Partnership and it plans to distribute the balance, if any, to the limited partners.

     Although the sale of the Myrtle Creek System represented the sale of the only remaining operating asset of the Venture, and the Partnership's interest in the Venture represents its only asset, the Venture and the Partnership will not be dissolved until all proceeds from escrow have been distributed and the Partnership will not be dissolved and liquidated until the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

     On January 9, 1998, the Venture sold the Clearlake System to an unaffiliated party. The Venture repaid a portion of its indebtedness, settled working capital adjustments, deposited $300,000 into an indemnity escrow account and distributed the remaining net sale proceeds to the Partnership and Fund 1-C. The indemnity escrow period expired on January 9, 1999, and all of the $300,000 indemnity escrow amount plus $14,977 of interest was returned to the Venture. The Venture has distributed these funds 40 percent to the Partnership and 60 percent to Fund 1-C. The Partnership used it's portion of these proceeds to repay a portion of its remaining liabilities, therefore no distribution of these funds was made to the limited partners.

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

RESULTS OF OPERATIONS
---------------------

     Due to the Myrtle Creek System sale on July 30, 1999, which was the Venture's last remaining operating asset, a discussion of results of operations would not be meaningful. For the period ended September 30, 1999, the Venture had total revenues of $1,384,006 and generated an operating loss of $133,418. Because of the gain of $6,350,069 on the sale of the Myrtle Creek System, the Venture realized net income of $6,704,316 during the nine months ended September 30, 1999.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

                  Report on Form 8-K dated July 30, 1999, filed August 16, 1999, reported that on July 30, 1999, the Venture sold the Myrtle Creek System to an unaffiliated party for a sales price of $10,000,000, subject to customary closing adjustments.

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



                                    JONES CABLE INCOME FUND 1-B, LTD.
                                    BY:  JONES INTERCABLE, INC.
                                         General Partner



                                    By: /S/ Lawrence S. Smith
                                       ------------------------------------
                                        Lawrence S. Smith
                                        Principal Accounting Officer


                                    By: /S/ Joseph J. Euteneuer
                                       ------------------------------------
                                        Joseph J. Euteneuer
                                        Vice President (Authorized Officer)



Dated:  November 12, 1999