Form 10-K
period 1999-12-31
JONES CABLE INCOME FUND 1-B LTD
filed 2000-03-22
CIK 799122

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                                                        OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from               to
                               -------------

Commission file number:             0-14906

                        JONES CABLE INCOME FUND 1-B, LTD.
             (Exact name of registrant as specified in its charter)

         Colorado                                           84-1010417
(State of Organization)                                   (IRS Employer
                                                        Identification No.)

c/o Comcast Corporation, 1500 Market Street,
Philadelphia, Pennsylvania 19102-2148                     (215) 665-1700
(Address of principal executive office and Zip Code) (Registrant's telephone no.
                                                         including area code)

        Securities registered pursuant to Section 12(b) of the Act: None
       Securities registered pursuant to Section 12(g) of the Act: Limited
                             Partnership Interests

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

         Yes        x                                    No
                  ------                                    --------

Aggregate market value of the voting stock held by non-affiliates of the registrant: [Not applicable]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _________





                    DOCUMENTS INCORPORATED BY REFERENCE: None

         This Annual Report on Form 10-K is for the year ending December 31, 1999. This Annual Report modifies and supersedes documents filed by the Partnership prior to the filing of this Annual Report. The Securities and Exchange Commission (the "SEC") allows the Partnership to "incorporate by reference" into this Annual Report information that it files with the SEC, which means that the Partnership can disclose important information to limited partners by referring them directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that the Partnership files with the SEC in the future will automatically update and supersede information contained in this Annual Report. Certain information contained in this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.


                                     PART I.

                                ITEM 1. BUSINESS

         THE PARTNERSHIP. Jones Cable Income Fund 1-B, Ltd. (the "Partnership") is a Colorado limited partnership. The Partnership and Jones Cable Income Fund 1-C, Ltd. ("Fund 1-C") formed a general partnership known as Jones Cable Income Fund 1-B/C Venture (the "Venture") in which the Partnership owns a 40% interest and Fund 1-C owns a 60% interest. The Partnership and the Venture were formed for the purpose of acquiring and operating cable television systems. Comcast JOIN Holdings, Inc., a Delaware corporation, is the general partner of the Partnership (the "General Partner").

         The Partnership's only asset is its 40% interest in the Venture. The Venture has sold all of its cable television systems. During 1999, the Venture sold its last operating asset, the cable television system serving the communities of Canyonville, Myrtle Creek, Riddle and Winston, Oregon (the "Myrtle Creek System").

         One of the primary objectives of the Venture was to provide quarterly cash flow distributions to its partners, primarily from cash generated through operating activities of the Venture. The Venture's partners in turn sought to provide quarterly cash distributions to their partners. The Venture used cash generated from operations in 1999 to fund capital expenditures in the Myrtle Creek System until it was sold and thus it did not declare quarterly cash flow distributions during 1999, although it did make a distribution to its partners of $6,300,000 from the proceeds of the sale of the Myrtle Creek System, as described below. Because all of its cable systems have been sold, the Venture will not resume cash flow distributions. Although the sale of the Myrtle Creek System represented the sale of the only remaining operating asset of the Venture, the Partnership and the Venture will not be dissolved until the monies in escrow from the sale of the Myrtle Creek System have been released and the Partnership will not be dissolved until the pending litigation in which the Partnership is a named defendant has been resolved and terminated. It is anticipated that the Venture (but not the Partnership) will be liquidated and dissolved before the end of the year 2000.

         NEW GENERAL PARTNER. On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000, as discussed below. As of December 31, 1999, Comcast owned approximately 2.9 million shares of Jones Intercable's Common Stock and approximately 13.8 million shares of Jones Intercable's Class A Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in Jones Intercable. Comcast contributed its shares in Jones Intercable to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of Jones Intercable owned by Comcast Cable represented shares having the right to elect approximately 75% of the Board of Directors of Jones Intercable. As of April 7, 1999, Jones Intercable became a consolidated public company subsidiary of Comcast Cable.

         In connection with Comcast's acquisition of a controlling interest in Jones Intercable on April 7, 1999, all of the persons who were executive officers of Jones Intercable as of that date terminated their employment with Jones Intercable. Also on that date, Jones Intercable's Board of Directors elected new executive officers, each of whom also was an officer of Comcast. Effective April 7, 1999, Jones Intercable and Comcast entered into a management agreement pursuant to which employees of Comcast have undertaken the administration of the Partnership. As of July 7, 1999, all persons who were employed at Jones Intercable's former corporate offices in Englewood, Colorado had terminated their employment with Jones Intercable.

         In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. Comcast JOIN Holdings, Inc. continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. is now the general partner of the Partnership. References in this Annual Report to "the General Partner" refer to Comcast JOIN Holdings, Inc. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

         DISPOSITION OF CABLE TELEVISION SYSTEM. On July 30, 1999, the Venture sold the Myrtle Creek System to an unaffiliated party for a sales price of $9,614,208. From the sale proceeds, the Venture repaid all of its indebtedness, paid certain fees and expenses of the transaction and deposited $500,000 into an indemnity escrow account. The remaining approximately $6,300,000 of sale proceeds was distributed 40% to the Partnership and 60% to Fund 1-C. From the Partnership's $2,500,000 portion of this amount, the Partnership retained $1,000,000 to cover its administrative expenses and the balance was distributed in January 2000 to the Partnership's limited partners of record as of the July 30, 1999 closing date of the sale of the Myrtle Creek System. The $1,500,000 distributed to the Partnership's limited partners from the sale of the Myrtle Creek System resulted in a distribution to limited partners of $36 per $1,000 invested in the Partnership.

         For a period of one year following the closing date, $500,000 of the sale proceeds will remain in escrow as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Myrtle Creek System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period plus interest earned on the escrowed funds will be returned to the Venture.

         Because transferees of limited partnership interests following the record date for the distribution of the proceeds from the sale of the Myrtle Creek System (July 30, 1999) would not be entitled to any distributions from the Partnership, a transfer of limited partnership interests following such record date would have no economic value. The General Partner therefore has determined that, pursuant to the authority granted to it by the Partnership's limited partnership agreement, the General Partner will approve no transfers of limited partnership interests after July 30, 1999.


                               ITEM 2. PROPERTIES

         As of December 31, 1999, the Partnership and the Venture do not own any cable television systems.


                            ITEM 3. LEGAL PROCEEDINGS

         In July 1999, Jones Intercable, each of its subsidiaries that serve as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties,
                               -------------------------------------------------
LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones
--------------------------------------------------------------------------------
Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State
------------------------------------
of California, Case No. BC 213632).

         Plaintiffs allege that certain of them formed a plan to acquire up to 4.9% of the limited partnership interests in each of the managed partnerships named as defendants, and that plaintiffs were frustrated in this purpose by Jones Intercable's alleged refusal to provide plaintiffs with lists of the names and addresses of the limited partners of these partnerships. The complaint alleges that Jones Intercable's actions constituted a breach of contract, a breach of Jones Intercable's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable's failure to provide them with the partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

         In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000.

         Discovery in the case also has begun, and Jones Intercable and the defendant subsidiaries and managed partnerships have responded to the plaintiffs' first set of interrogatories and the plaintiffs' first demand for the production of documents. The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend this lawsuit vigorously.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                    PART II.

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS

         While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of December 31, 1999, the approximate number of equity security holders in the Partnership was 4,169.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                            For the Year Ended December 31,
                                                    -------------------------------------------------------------------------------
Jones Cable Income Fund 1-B, Ltd.                     1999              1998              1997              1996           1995
----------------------------------                  -----------     ------------      -----------      -------------   ------------
Revenues                                            $      --       $       --        $      --        $   862,911     $ 4,920,983
Depreciation and Amortization                              --               --               --            227,488       1,335,945
Operating Income (Loss)                                    --               --               --           (202,060)         36,281
Equity in Net Income (Loss) of Cable Television
  Joint Venture                                     2,665,442(a)    13,657,749(b)     6,928,894(c)      (1,185,182)     (1,738,404)
Net Income (Loss)                                   2,606,639(a)    13,604,407(b)     6,928,894(c)       9,816,941(d)   (2,224,727)
Net Income (Loss) per Limited Partnership Unit          31.07(a)        162.13(b)         82.50(c)          113.50(d)       (26.26)
Weighted Average Number of

  Limited Partnership Units Outstanding                83,884           83,884           83,884             83,884          83,884
General Partner's Deficit                                  --               --           (4,258)           (13,057)       (309,119)
Limited Partners' Capital                           1,137,321           30,682        2,130,814          1,176,079       2,760,075
Total Assets                                        2,749,321           83,879        2,126,556          1,163,022       9,994,303
Debt                                                       --               --               --                 --       6,866,146
Jones Intercable Advances                             112,000           53,197               --                 --              --




                                                                            For the Year Ended December 31,
                                                 ----------------------------------------------------------------------------------
Jones Cable Income Fund 1-B/C Venture               1999             1998             1997              1996               1995
-------------------------------------            -----------       ----------      -----------       -----------       ------------
Revenues                                         $1,384,006        $8,558,726      $18,338,834        $24,624,270       $22,867,228
Depreciation and Amortization                       461,230         2,947,988        5,414,431          7,919,508         8,951,345
Operating Income (Loss)                            (133,418)         (678,676)         536,176            161,479        (1,244,929)
Net Income (Loss)                                 6,702,143(a)     34,341,838(b)    17,422,414(c)      (2,980,092)       (4,371,145)
Partner's Capital                                   623,604           221,461        5,357,323          2,934,909         5,915,001
Total Assets                                      7,543,269         3,843,550       30,514,718         47,556,243        50,844,037
Debt                                                     --         2,417,756       23,624,588         42,559,250        43,104,090
Jones Intercable Advances                           619,665           986,888               --            284,390           109,893


(a) Consolidated income and distributions resulted primarily from the sale of the Myrtle Creek System by Jones Cable Income Fund 1-B/C Venture in July 1999.

(b) Net income and distributions resulted primarily from the sale of the Clearlake System in January 1998, the Southwest Michigan System in July 1998 and the South Sioux City System in August 1998 by Jones Cable Income Fund 1-B/C Venture.

(c) Net income resulted primarily from the sale of the Colorado Systems by Jones Cable Income Fund 1-B/C Venture in January 1997.

(d) Net income resulted primarily from the sale of the Orangeburg System by Jones Cable Income Fund 1-B, Ltd. in February 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties.

FINANCIAL CONDITION

         The Partnership owns a 40 percent interest in the Venture. The investment is accounted for under the equity method. When compared to the December 31, 1998 balance, this investment has increased by $165,442. This increase represents the Partnership's proportionate share of income during 1999, reduced by distributions received. The Venture's financial condition is significant to the Partnership and should be reviewed in conjunction with this discussion.

         On July 30, 1999, the Venture sold the Myrtle Creek System to an unaffiliated party for a sales price of $9,614,208. From the sale proceeds, the Venture repaid all of its indebtedness, paid a brokerage fee, settled working capital adjustments and deposited $500,000 into an interest-bearing indemnity escrow account. The remaining sale proceeds of approximately $6,300,000 were distributed 40 percent to the Partnership and 60 percent to Fund 1-C. From the Partnership's $2,500,000 portion of this amount, the Partnership retained $1,000,000 to cover its administrative expenses and the balance was distributed in January 2000 to the Partnership's limited partners of record as of the July 30, 1999 closing date of the sale of the Myrtle Creek System. The $1,500,000 distributed to the Partnership's limited partners from the sale of the Myrtle Creek System resulted in a distribution to limited partners of $18 for each $500 limited partnership interest, or $36 for each $1,000 invested in the Partnership.


         For a period of one year following the closing date, $500,000 of the sale proceeds will remain in escrow as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Myrtle Creek System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period plus interest earned on the escrowed funds will be returned to the Venture.

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

RESULTS OF OPERATIONS

         Due to the Myrtle Creek System sale on July 30, 1999, which was the Venture's last remaining operating asset, a discussion of results would not be meaningful. For the period ended December 31, 1999, the Venture had total revenues of $1,384,006 and generated an operating loss of $133,418. Because of the gain of $6,350,069 on the sale of the Myrtle Creek System, the Venture realized net income of $6,702,143 during the year ended December 31, 1999.


ITEM 8.  FINANCIAL STATEMENTS

         The audited financial statements of the Partnership and the Venture for the year ended December 31, 1999 follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Jones Cable Income Fund 1-B, Ltd.:

         We have audited the accompanying balance sheets of JONES CABLE INCOME FUND 1-B, LTD. (a Colorado limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Cable Income Fund 1-B, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP



Denver, Colorado,
  March 3, 2000.

                        JONES CABLE INCOME FUND 1-B, LTD.
                        ---------------------------------
                             (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                 December 31,
                                                        ----------------------------
                  ASSETS                                    1999            1998
                  ------                                ------------    ------------


DISTRIBUTION RECEIVABLE FROM JOINT VENTURE              $  2,500,000    $         --

INVESTMENT IN CABLE TELEVISION JOINT VENTURE                 249,321          83,879
                                                        ------------    ------------

                  Total assets                          $  2,749,321    $     83,879
                                                        ============    ============


      LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

  Jones Intercable advances                             $    112,000    $     53,197
  Accrued distribution to limited partners                 1,500,000              --
                                                        ------------    ------------



                  Total liabilities                        1,612,000          53,197
                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

PARTNERS' CAPITAL
  General Partner-
    Contributed capital                                        1,000           1,000
    Accumulated earnings                                     109,219         109,219
    Distributions                                           (110,219)       (110,219)
                                                        ------------    ------------

                                                                  --              --
                                                        ============    ============

  Limited Partners-
    Net contributed capital (83,884 units outstanding
      at December 31, 1999 and 1998)                      34,449,671      34,449,671
    Accumulated earnings                                  12,975,872      10,369,233
    Distributions                                        (46,288,222)    (44,788,222)
                                                        ------------    ------------


                                                           1,137,321          30,682
                                                        ------------    ------------

         Total liabilities and partners' capital        $  2,749,321    $     83,879
                                                        ============    ============


                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                        JONES CABLE INCOME FUND 1-B, LTD.
                        ---------------------------------
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                  Year Ended December 31,
                                          -----------------------------------------
                                              1999         1998            1997
                                          ----------   ------------    ------------
OTHER EXPENSE                             $  (58,803)  $    (53,342)   $         --

EQUITY IN NET INCOME OF CABLE
  TELEVISION JOINT VENTURE                 2,665,442     13,657,749       6,928,894
                                          ----------   ------------    ------------


NET INCOME                                $2,606,639   $ 13,604,407    $  6,928,894
                                          ==========   ============    ============


ALLOCATION OF NET INCOME:
  General Partner                         $       --  $      4,258    $      8,799
                                          ==========   ============    ============


  Limited Partners                        $2,606,639   $ 13,600,149    $  6,920,095
                                          ==========   ============    ============


NET INCOME PER LIMITED PARTNERSHIP UNIT   $    31.07   $     162.13    $      82.50
                                          ==========   ============    ============


WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING               83,884         83,884          83,884
                                          ==========   ============    ============


                  The accompanying notes to financial statements
                    are an integral part of these statements.

                        JONES CABLE INCOME FUND 1-B, LTD.
                        ---------------------------------
                             (A Limited Partnership)

                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                    ----------------------------------------


                                           Year Ended December 31,
                               --------------------------------------------
                                    1999            1998           1997
                               ------------    ------------    ------------
GENERAL PARTNER:
  Balance, beginning of year   $         --    $     (4,258)   $    (13,057)
  Net income for year                    --           4,258           8,799
                               ------------    ------------    ------------

  Balance, end of year         $         --    $         --    $     (4,258)
                               ============    ============    ============


LIMITED PARTNERS:
  Balance, beginning of year   $     30,682    $  2,130,814    $  1,176,079
  Distributions                  (1,500,000)    (15,700,281)     (5,965,360)

  Net income for year             2,606,639      13,600,149       6,920,095
                               ------------    ------------    ------------

  Balance, end of year         $  1,137,321    $     30,682    $  2,130,814
                               ============    ============    ============



                  The accompanying notes to financial statements
                    are an integral part of these statements.

                        JONES CABLE INCOME FUND 1-B, LTD.
                        ---------------------------------
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                                                Year Ended December 31,
                                                                                  --------------------------------------------
                                                                                      1999             1998            1997
                                                                                  ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $  2,606,639    $ 13,604,407    $  6,928,894

  Adjustments to reconcile net income to net cash used in operating activities:
      Equity in net income of cable television joint venture                        (2,665,442)    (13,657,749)     (6,928,894)
      Increase in Jones Intercable advances                                             58,803          53,197
                                                                                  ------------    ------------    ------------

                  Net cash used in operating activities                                   --              (145)           --
                                                                                  ------------    ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:

  Distributions from cable television joint venture                                       --        15,700,281       5,965,360
                                                                                  ------------    ------------    ------------


                  Net cash provided by investing activities                               --        15,700,281       5,965,360
                                                                                  ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Distributions to limited partners                                                       --       (15,700,281)     (5,965,360)
                                                                                  ------------    ------------    ------------


                  Net cash used in financing activities                                   --       (15,700,281)     (5,965,360)
                                                                                  ------------    ------------    ------------

Decrease in cash                                                                          --              (145)           --

Cash, beginning of year                                                                   --               145             145
                                                                                  ------------    ------------    ------------

Cash, end of year                                                                 $       --      $       --      $        145
                                                                                  ============    ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                   $       --      $       --      $       --
                                                                                  ============    ============    ============


NON-CASH TRANSACTIONS:
  Accrued distributions to limited partners                                       $  1,500,000    $       --      $       --
                                                                                  ============    ============    ============

  Distribution receivable                                                         $  2,500,000    $       --      $       --
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

                        JONES CABLE INCOME FUND 1-B, LTD.
                        ---------------------------------
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business


         Jones Cable Income Fund 1-B, Ltd. (the "Partnership"), a Colorado limited partnership, was formed on August 14, l986, under a public program sponsored by Jones Intercable, Inc. ("Jones Intercable"). The Partnership was formed to acquire, develop and operate cable television systems.

         New General Partner

         On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, the Partnership's general partner until March 2, 2000, as discussed below. As of December 31, 1999, Comcast owned approximately 2.9 million shares of Jones Intercable's Common Stock and approximately 13.8 million shares of Jones Intercable's Class A Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in Jones Intercable. Comcast contributed its shares in Jones Intercable to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of Jones Intercable owned by Comcast Cable represented shares having the right to elect approximately 75% of the Board of Directors of Jones Intercable. As of April 7, 1999, Jones Intercable became a consolidated public company subsidiary of Comcast Cable.


         In connection with Comcast's acquisition of a controlling interest in Jones Intercable on April 7, 1999, all of the persons who were executive officers of Jones Intercable as of that date terminated their employment with Jones Intercable. Also on that date, Jones Intercable's Board of Directors elected new executive officers, each of whom also was an officer of Comcast. Effective April 7, 1999, Jones Intercable and Comcast entered into a management agreement pursuant to which employees of Comcast have undertaken the administration of the Partnership. As of July 7, 1999, all persons who were employed at Jones Intercable's former corporate offices in Englewood, Colorado had terminated their employment with Jones Intercable.


         In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. Comcast JOIN Holdings, Inc. continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. is now the general partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast JOIN Holdings, Inc. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.


         Formation of Joint Venture

         At December 31, 1998, the Partnership owned a 40 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"), through a capital contribution made to the Venture in November 1987 of $24,220,000 and Jones Cable Income Fund 1-C, Ltd. ("Fund 1-C") owned a 60 percent interest in the Venture. The Venture was formed to acquire, develop and operate cable television systems. During 1988 and 1987, the Venture acquired various cable television systems serving the areas in and around the cities of Brighton and Broomfield, the town of Lochbuie, and portions of unincorporated Adams, Boulder and Weld Counties, all in the State of Colorado (the "Colorado Systems"); Clearlake and Lakeport, California (the "Clearlake System"); Myrtle Creek, Oregon (the "Myrtle Creek System"); South Sioux City, Nebraska (the "South Sioux City System"); and Three Rivers, Schoolcraft, Vicksburg, Constantine, White Pigeon, Dowagiac, Watervliet and Vandalia, all in the State of Michigan (the "Southwestern Michigan System"). The Venture had net income of $6,702,143, $34,341,838 and $17,422,414 in 1999,
1998 and 1997, respectively, of which income of $2,665,442, $13,657,749 and $6,928,894 was allocated to the Partnership in 1999, 1998 and 1997, respectively.

         Cable Television System Sales

         Myrtle Creek System

         On July 30, 1999, the Venture sold the Myrtle Creek System to an unaffiliated party for a sales price of $9,614,208. From the sale proceeds, the Venture repaid the outstanding balance on its credit facility of $2,400,000, paid a $240,355 brokerage fee to The Intercable Group, Ltd. ("The Intercable Group"), a subsidiary of the Jones Intercable, representing 2.5 percent of the sales price, for acting as a broker in the transaction, settled working capital adjustments and deposited $500,000 into an interest-bearing indemnity escrow account. The remaining sale proceeds of approximately $6,300,000 were distributed 40 percent to the Partnership and 60 percent to Fund 1-C. From the Partnership's $2,500,000 portion of this amount, the Partnership retained $1,000,000 to cover its administrative expenses and the balance was distributed in January 2000 to the Partnership's limited partners of record as of the July 30, 1999 closing date of the sale of the Myrtle Creek System. The $1,500,000 distributed to the Partnership's limited partners from the sale of the Myrtle Creek System resulted in a distribution to limited partners of $18 for each $500 limited partnership interest, or $36 for each $1,000 invested in the Partnership.

         For a period of one year following the closing date, $500,000 of the sale proceeds will remain in escrow as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Myrtle Creek System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period plus interest earned on the escrowed funds will be returned to the Venture.

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

         South Sioux City System Sale

         On August 31, 1998, the Venture sold the South Sioux City System to an unaffiliated party for a sales price of $9,500,000. From the sale proceeds, the Venture repaid $2,000,000 of the then-outstanding balance on the Venture's credit facility, paid a brokerage fee to The Intercable Group totaling $237,500, settled working capital adjustments and then the Venture distributed the net sales proceeds of $7,277,700 to the Partnership and Fund 1-C. The Partnership received $2,894,341 and Fund 1-C received $4,383,359 of such distribution. The Partnership, in turn, distributed the $2,894,341 (an approximate return of $34 for each $500 limited partnership interest, or $68 for each $1,000 invested in the Partnership) to the limited partners of the Partnership in September 1998. Because this distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, Jones Intercable did not receive a general partner distribution from the South Sioux City sale proceeds.

         Southwestern Michigan System

         On July 31, 1998, the Venture sold the Southwestern Michigan System to three unaffiliated parties for a total sales price of $31,250,000. From the sale proceeds, the Venture repaid $9,500,000 of the then-outstanding balance of the Venture's credit facility, paid a brokerage fee to The Intercable Group totaling $781,250, settled working capital adjustments and then the Venture distributed the net sales proceeds of $21,200,000 to the Partnership and Fund 1-C. The Partnership received $8,431,240 and Fund 1-C received $12,768,760 of such distribution. The Partnership, in turn, distributed the $8,431,240 (an approximate return of $100 for each $500 limited partnership interest, or $200 for each $1,000 invested in the Partnership) to the limited partners of the Partnership in August 1998. Because this distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, Jones Intercable did not receive a general partner distribution from the Southwestern Michigan System's sale proceeds.

         Clearlake System

         On January 9, 1998, the Venture sold the Clearlake System to an unaffiliated party for a sales price of $21,400,000. From the sale proceeds, the Venture repaid $9,600,000 of the then-outstanding balance on the Venture's credit facility, paid a brokerage fee to The Intercable Group totaling $535,000, settled working capital adjustments, deposited $300,000 into an indemnity escrow account and then the Venture distributed the net sale proceeds of $11,000,000 to the Partnership and Fund 1-C. The Partnership received $4,374,700 and Fund 1-C received $6,625,300 of such distribution. The Partnership, in turn, distributed the $4,374,700 (an approximate return of $52 for each $500 limited partnership interest, or $104 for each $1,000 invested in the Partnership) to the limited partners of the Partnership in February 1998. Because this distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, Jones Intercable did not receive a general partner distribution from the Clearlake System's sale proceeds.

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

         Colorado Systems

         On January 24, 1997, the Venture sold the Colorado Systems to an unaffiliated party for a sales price of $35,000,000. From the sale proceeds, the Venture repaid a portion of the balance outstanding on its credit facility, paid a brokerage fee to The Intercable Group totaling $875,000, settled working capital adjustments and then the Venture distributed the net sale proceeds of $15,000,000 to the Partnership and Fund 1-C. The Partnership received $5,965,360 and Fund 1-C received $9,034,640 of such distribution. The Partnership, in turn, distributed the $5,965,360 (an approximate return of $71 for each $500 limited partnership interest, or $142 for each $1,000 invested in the Partnership) to the limited partners of the Partnership. Because the distribution to the limited partners of the Partnership together with all prior distributions did not return the amount initially contributed by the limited partners to the Partnership plus the limited partners' liquidation preference provided by the Partnership's limited partnership agreement, Jones Intercable did not receive a general partner distribution from the sale proceeds.


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

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Investment in Cable Television Joint Venture

         The Partnership's investment in the Venture is accounted for under the equity method. The operations of the Venture are significant to the Partnership and should be reviewed in conjunction with these financial statements.

         Property, Plant and Equipment

         Depreciation of property, plant and equipment was provided primarily using the straight-line method over the following estimated service lives:

          Cable distribution systems                            5 -  15 years
          Equipment and tools                                   5 -   7 years
          Office furniture and equipment                        3 -   5 years
          Buildings                                                  30 years
          Vehicles                                              3 -   4 years

         Replacements, renewals and improvements were capitalized and maintenance and repairs were charged to expense as incurred.

         Property, plant and equipment and the corresponding accumulated depreciation were written off as certain assets became fully depreciated and were no longer in service.

         Intangible Assets

         Costs assigned to intangible assets were amortized using the straight-line method over remaining estimated useful lives ranging from 1-31 years.

         Revenue Recognition

         Subscriber prepayments were initially deferred and recognized as revenue when earned.


(3)      TRANSACTIONS WITH JONES INTERCABLE AND AFFILIATES

         Management Fees, Distribution Ratios and Reimbursements

         Jones Intercable managed the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The Partnership itself has not paid management fees since the sale of the Orangeburg System.

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

         The Partnership reimburses Jones Intercable for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until it is dissolved. Such costs were charged to operating costs during the periods that the Partnership operated its cable television systems. Subsequent to the sale of the Partnership's final cable television system, such costs were charged to other expense. No amounts were charged to the Partnership by Jones Intercable for allocated overhead and administrative expenses during the years ended December 31, 1999, 1998 and 1997.

         The Partnership was charged interest during 1999 at an average rate of
7.18 percent on amounts due Jones Intercable, which approximated Jones Intercable's weighted average cost of borrowing. Total interest charged to the Partnership by Jones Intercable in 1999 was $5,625.


(4)      INCOME TAXES

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

         Taxable income (loss) reported to the partners is different from that reported in the statements of operations due to the difference in depreciation recognized under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable loss and the net loss reported in the statements of operations.

(5)      COMMITMENTS AND CONTINGENCIES

         In July 1999, Jones Intercable, each of its subsidiaries that serve as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties,
                               -------------------------------------------------
LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones
--------------------------------------------------------------------------------
Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State
------------------------------------
of California, Case No. BC 213632).

         Plaintiffs allege that certain of them formed a plan to acquire up to
4.9 percent of the limited partnership interests in each of the managed partnerships named as defendants, and that plaintiffs were frustrated in this purpose by Jones Intercable's alleged refusal to provide plaintiffs with lists of the names and addresses of the limited partners of these partnerships. The complaint alleges that Jones Intercable's actions constituted a breach of contract, a breach of Jones Intercable's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable's failure to provide them with the partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

         In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs' leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000.

         Discovery in the case also has begun, and Jones Intercable and the defendant subsidiaries and managed partnerships have responded to the plaintiffs' first set of interrogatories and the plaintiffs' first demand for the production of documents. The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend this lawsuit vigorously.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Jones Cable Income Fund 1-B/C Venture:

         We have audited the accompanying balance sheets of JONES CABLE INCOME FUND 1-B/C VENTURE (a Colorado general partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the general partners' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Cable Income Fund 1-B/C Venture as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP



Denver, Colorado,
  March 3, 2000.

                      JONES CABLE INCOME FUND 1-B/C VENTURE
                      -------------------------------------
                             (A General Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                          December 31,
                                                                    -------------------------

                  ASSETS                                               1999           1998
                  ------                                            -----------   -----------

CASH                                                                $ 7,033,894   $   118,938

PROCEEDS FROM SALE IN INTEREST-BEARING ACCOUNT                          509,375          --

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $2,507 at December 31, 1998                               --           8,676

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                   --       5,763,293
  Less- accumulated depreciation                                           --      (3,331,334)
                                                                    -----------   -----------

                                                                           --       2,431,959

  Franchise costs and other intangible assets, net of accumulated
    amortization of $3,793,620 at December 31, 1998                        --         833,473
                                                                    -----------   -----------


         Total investment in cable television properties                   --       3,265,432

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                                --         450,504
                                                                    -----------   -----------

         Total assets                                               $ 7,543,269   $ 3,843,550
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

                      JONES CABLE INCOME FUND 1-B/C VENTURE
                      -------------------------------------
                             (A General Partnership)


                                 BALANCE SHEETS
                                 --------------


                                                           December 31,
                                                   ----------------------------
         LIABILITIES AND PARTNERS' CAPITAL              1999          1998
         ---------------------------------         ------------    ------------


LIABILITIES:

  Debt                                             $       --      $  2,417,756
  Accrued distributions to Venture Partners           6,300,000            --
  Accounts payable and accrued liabilities                 --           185,369
  Jones Intercable advances                             619,665         986,888
  Subscriber prepayments                                   --            32,076
                                                   ------------    ------------

         Total liabilities                            6,919,665       3,622,089
                                                   ------------    ------------



COMMITMENTS AND CONTINGENCIES (NOTE 7)

PARTNERS' CAPITAL:

    Contributed capital                              60,036,950      60,036,950
    Accumulated earnings                             21,897,296      15,195,153
    Distributions                                   (81,310,642)    (75,010,642)
                                                   ------------    ------------

                                                        623,604         221,461
                                                   ------------    ------------


         Total liabilities and partners' capital   $  7,543,269    $  3,843,550
                                                   ============    ============


                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                      JONES CABLE INCOME FUND 1-B/C VENTURE
                      -------------------------------------
                             (A General Partnership)


                            STATEMENTS OF OPERATIONS
                            ------------------------



                                                                Year Ended December 31,
                                                   --------------------------------------------
                                                       1999            1998            1997
                                                   ------------    ------------    ------------
REVENUES                                           $  1,384,006    $  8,558,726    $ 18,338,834

COSTS AND EXPENSES:
  Operating expenses                                    909,868       5,317,589      10,395,892
  Management fees and allocated overhead from
    Jones Intercable                                    146,326         971,825       1,992,335
  Depreciation and amortization                         461,230       2,947,988       5,414,431
                                                   ------------    ------------    ------------

OPERATING INCOME (LOSS)                                (133,418)       (678,676)        536,176
                                                   ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                                     (125,275)       (731,711)     (1,521,275)
  Gain on sales of cable television systems           6,350,069      35,830,323      18,493,041
  Other, net                                            610,767         (78,098)        (85,528)
                                                   ------------    ------------    ------------

               Total other income (expense), net      6,835,561      35,020,514      16,886,238
                                                   ------------    ------------    ------------

NET INCOME                                         $  6,702,143    $ 34,341,838    $ 17,422,414
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

                      JONES CABLE INCOME FUND 1-B/C VENTURE
                      -------------------------------------
                             (A General Partnership)


                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

                                                 Year Ended December 31,
                                     --------------------------------------------

                                         1999            1998            1997
                                     ------------    ------------    ------------
Jones Cable Income Fund 1-B, Ltd.:

  Balance, beginning of year         $     83,879    $  2,126,411    $  1,162,877
  Distributions                        (2,500,000)    (15,700,281)     (5,965,360)
  Net income for year                   2,665,442      13,657,749       6,928,894
                                     ------------    ------------    ------------


  Balance, end of year               $    249,321    $     83,879    $  2,126,411
                                     ============    ============    ============


Jones Cable Income Fund 1-C, Ltd.:

  Balance, beginning of year         $    137,582    $  3,230,912    $  1,772,032
  Distributions                        (3,800,000)    (23,777,419)     (9,034,640)
  Net income for year                   4,036,701      20,684,089      10,493,520
                                     ------------    ------------    ------------


  Balance, end of year               $    374,283    $    137,582    $  3,230,912
                                     ============    ============    ============


Total:

  Balance, beginning of year         $    221,461    $  5,357,323    $  2,934,909
  Distributions                        (6,300,000)    (39,477,700)    (15,000,000)
  Net income for year                   6,702,143      34,341,838      17,422,414
                                     ------------    ------------    ------------

  Balance, end of year               $    623,604    $    221,461    $  5,357,323
                                     ============    ============    ============



                  The accompanying notes to financial statements
                    are an integral part of these statements.

                      JONES CABLE INCOME FUND 1-B/C VENTURE
                      -------------------------------------
                             (A General Partnership)


                            STATEMENTS OF CASH FLOWS
                            ------------------------



                                                                            Year Ended December 31,
                                                              --------------------------------------------

                                                                  1999             1998           1997
                                                              ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $  6,702,143    $ 34,341,838    $ 17,422,414
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                461,230       2,947,988       5,414,431
      Gain on sales of cable television systems                 (6,350,069)    (35,830,323)    (18,493,041)
      Decrease in trade receivables                                  8,676         353,796         167,553
      Decrease (increase) in deposits, prepaid expenses and
        other assets                                               331,136         (78,522)       (265,161)
      Decrease in accounts payable,
        accrued liabilities and subscriber prepayments            (217,445)       (328,474)       (244,887)
      Decrease in Jones Intercable advances                       (367,223)           --          (284,390)
                                                              ------------    ------------    ------------


         Net cash provided by operating activities                 568,448       1,406,303       3,716,919
                                                              ------------    ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                         (109,589)     (1,353,584)     (4,155,396)
  Proceeds from sales of cable television systems,
    net of brokerage fees and escrow proceeds                    8,873,853      60,296,250      34,125,000
                                                              ------------    ------------    ------------

         Net cash provided by investing activities               8,764,264      58,942,666      29,969,604
                                                              ------------    ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from borrowings                                            --         1,339,583      17,215,086
  Repayment of debt                                             (2,417,756)    (22,546,415)    (36,149,748)
  Distributions to Venture Partners                                   --       (39,477,700)    (15,000,000)
                                                              ------------    ------------    ------------



         Net cash used in financing activities                  (2,417,756)    (60,684,532)    (33,934,662)
                                                              ------------    ------------    ------------

Increase (decrease) in cash                                      6,914,956        (335,563)       (248,139)

Cash, beginning of year                                            118,938         454,501         702,640
                                                              ------------    ------------    ------------

Cash, end of year                                             $  7,033,894    $    118,938    $    454,501
                                                              ============    ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                               $    102,098    $    955,375    $  1,680,766
                                                              ============    ============    ============


NON-CASH TRANSACTIONS:
  Accrued distributions to Venture Partners                   $  6,300,000    $       --      $       --
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

         New General Partner of Fund 1-B and Fund 1-C

         On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the general partner of Fund 1-B and Fund 1-C until March 2, 2000, as discussed below. As of December 31, 1999, Comcast owned approximately 2.9 million shares of Jones Intercable's Common Stock and approximately 13.8 million shares of Jones Intercable's Class A Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in Jones Intercable. Comcast contributed its shares in Jones Intercable to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of Jones Intercable owned by Comcast Cable represented shares having the right to elect approximately 75% of the Board of Directors of Jones Intercable. As of April 7, 1999, Jones Intercable became a consolidated public company subsidiary of Comcast Cable.


         In connection with Comcast's acquisition of a controlling interest in Jones Intercable on April 7, 1999, all of the persons who were executive officers of Jones Intercable as of that date terminated their employment with Jones Intercable. Also on that date, Jones Intercable's Board of Directors elected new executive officers, each of whom also was an officer of Comcast. Effective April 7, 1999, Jones Intercable and Comcast entered into a management agreement pursuant to which employees of Comcast have undertaken the administration of the Venture. As of July 7, 1999, all persons who were employed at Jones Intercable's former corporate offices in Englewood, Colorado had terminated their employment with Jones Intercable.


         In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. Comcast JOIN Holdings, Inc. continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. is now the general partner of the Fund 1-B and Fund 1-C. References in these Notes to "the General Partner" refer to Comcast JOIN Holdings, Inc. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

         Cable Television System Sales

         Myrtle Creek System

         On July 30, 1999, the Venture sold the Myrtle Creek System to an unaffiliated party for a sales price of $9,614,208. From the sale proceeds, the Venture repaid the outstanding balance on its credit facility of $2,400,000, paid a $240,355 brokerage fee to The Intercable Group, Ltd. ("The Intercable Group"), a subsidiary of Jones Intercable, representing 2.5 percent of the sales price, for acting as a broker in the transaction, settled working capital adjustments, and deposited $500,000 into an interest-bearing indemnity escrow account. The remaining sale proceeds of approximately $6,300,000 were distributed in January 2000 to Fund 1-B and Fund 1-C. Fund 1-B received $2,500,000 and Fund 1-C received $3,800,000 of such distribution.

         For a period of one year following the closing date, $500,000 of the sale proceeds will remain in escrow as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Myrtle Creek System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period plus interest earned on the escrowed funds will be returned to the Venture.

         Although the sale of the Myrtle Creek System represented the sale of the only remaining operating asset of the Venture, the Venture will not be dissolved until all proceeds from escrow have been distributed.

         South Sioux City System Sale

         On August 31, 1998, the Venture sold the South Sioux City System to an unaffiliated party for a sales price of $9,500,000. From the sale proceeds, the Venture repaid $2,000,000 of the then-outstanding balance on the Venture's credit facility, paid a brokerage fee to The Intercable Group totaling $237,500, settled working capital adjustments and then the Venture distributed the net sales proceeds of $7,277,700 to Fund 1-B and Fund 1-C. Fund 1-B received $2,894,341 and Fund 1-C received $4,383,359 of such distribution.

         Southwestern Michigan System

         On July 31, 1998, the Venture sold the Southwestern Michigan System to three unaffiliated parties for a total sales price of $31,250,000. From the sale proceeds, the Venture repaid $9,500,000 of the then-outstanding balance of the Venture's credit facility, paid a brokerage fee to The Intercable Group totaling $781,250, settled working capital adjustments and then the Venture distributed the net sales proceeds of $21,200,000 to Fund 1-B and Fund 1-C. Fund 1-B received $8,431,240 and Fund 1-C received $12,768,760 of such distribution.


         Clearlake System

         On January 9, 1998, the Venture sold the Clearlake System to an unaffiliated party for a sales price of $21,400,000. From the sale proceeds, the Venture repaid $9,600,000 of the then-outstanding balance on the Venture's credit facility, paid a brokerage fee to The Intercable Group totaling $535,000, settled working capital adjustments, deposited $300,000 into an indemnity escrow account and then the Venture distributed the net sale proceeds of $11,000,000 to the Fund 1-B and Fund 1-C. Fund 1-B received $4,374,700 and Fund 1-C received $6,625,300 of such distribution. Fund 1-B and Fund 1-C, in turn, distributed such amounts to their limited partners in February 1998.

         The indemnity escrow period expired on January 9, 1999, and all of the $300,000 indemnity escrow amount plus $14,977 of interest was returned to the Venture. The Venture has distributed these funds 40 percent to Fund 1-B and 60 percent to Fund 1-C. Fund 1-B and Fund 1-C used their portion of these proceeds to repay a portion of their remaining liabilities, therefore no distribution of these funds was made to the limited partners.

         Colorado Systems

         On January 24, 1997, the Venture sold the Colorado Systems to an unaffiliated party for a sales price of $35,000,000. From the sale proceeds, the Venture repaid a portion of the balance outstanding on its credit facility, paid a brokerage fee to The Intercable Group totaling $875,000, settled working capital adjustments and then the Venture distributed the net sale proceeds of $15,000,000 to Fund 1-B and Fund 1-C. Fund 1-B received $5,965,360 and Fund 1-C received $9,034,640 of such distribution.


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

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Property, Plant and Equipment

         Depreciation of property, plant and equipment was provided primarily using the straight-line method over the following estimated service lives:

         Cable distribution systems                           5 -  15 years
         Equipment and tools                                  5 -   7 years
         Office furniture and equipment                       3 -   5 years
         Buildings                                                 30 years
         Vehicles                                             3 -   4 years

         Replacements, renewals and improvements were capitalized and maintenance and repairs were charged to expense as incurred.

         Property, plant and equipment and the corresponding accumulated depreciation were written off as certain assets became fully depreciated and were no longer in service.

         Intangible Assets

         Costs assigned to intangible assets were amortized using the straight-line method over remaining estimated useful lives ranging from 1-31 years.

         Revenue Recognition

         Subscriber prepayments were initially deferred and recognized as revenue when earned.

(3)      TRANSACTIONS WITH JONES INTERCABLE AND AFFILIATES

         Brokerage Fees

         The Intercable Group performed brokerage services for the Venture. For brokering the Venture's sale of the Myrtle Creek System, The Intercable Group earned a $240,355 fee, or 2.5 percent of the sales price, for the year ended December 31, 1999. For brokering the Venture's sales of the Clearlake System, the Southwestern Michigan System and the South Sioux City System, The Intercable Group earned fees totaling $1,553,750, or 2.5 percent of the respective sales prices, for the year ended December 31, 1998. For brokering the Venture's sale of the Colorado Systems, The Intercable Group earned a $875,000 fee, or 2.5 percent of the sales price, for the year ended December 31, 1997.


         Management Fees, Distribution Ratios and Reimbursements

         Jones Intercable managed the Venture and received a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Jones Intercable has not received and will not receive a management fee after July 30, 1999. Management fees paid to Jones Intercable by the Venture during the years ended December 31, 1999, 1998 and 1997 were $69,200, $427,936 and $916,942, respectively.

         The Venture reimburses the Venture partner's general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Venture and its constituent partnerships. Such services, and their related costs, are necessary to the administration of the Venture and its constituent partnerships until they are dissolved. Such costs were charged to operating costs during the periods that the Venture operated its cable television systems. Subsequent to the sale of the Venture's final cable television system, such costs were charged to other expense. Reimbursements made to the Venture by Jones Intercable for overhead and administrative expenses during the years ended December 31, 1999, 1998 and 1997 were $130,975, $543,889 and $1,075,393, respectively.

         The Venture was charged interest during 1999 at an average rate of 7.18 percent on amounts due Jones Intercable, which approximated Jones Intercable's weighted average cost of borrowing. Total interest charged to the Venture by Jones Intercable in 1999 was $36,244.


         Payments to/from Affiliates for Programming Services

         The Venture receives or has received programming from Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country, Inc. and Product Information Network, all of which were affiliates of Jones Intercable, until April 7, 1999 (see Note 1).

         Payments to Superaudio totaled $1,707, $16,706 and $31,780 in 1999, 1998 and 1997, respectively. Payments to Knowledge TV, Inc. totaled $1,368, $17,022 and $30,775 in 1999, 1998 and 1997, respectively. Payments to Jones Computer Network, Ltd., whose service was discontinued in April 1997, totaled $15,656 in 1997. Payments to Great American Country, Inc. totaled $1,368, $16,629 and $23,695 in 1999, 1998 and 1997, respectively.

         The Venture receives a commission from Product Information Network based on a percentage of advertising revenues and number of subscribers. Product Information Network paid commissions to the Venture totaling $2,295, $28,497 and $59,075 in 1999, 1998 and 1997, respectively.

(4)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of December 31, 1999 and 1998, consisted of the following:

                                                           December 31,
                                                   -------------------------
                                                       1999          1998
                                                   -----------   -----------

         Cable distribution systems                $        --   $ 5,017,230
         Equipment and tools                                --       349,643
         Office furniture and equipment                     --       181,056
         Buildings                                          --       105,764
         Vehicles                                           --       109,600
         Land                                               --            --
                                                   -----------   -----------
                                                            --     5,763,293

                  Less- accumulated depreciation            --    (3,331,334)
                                                   -----------   -----------

                                                   $        --   $ 2,431,959
                                                   ===========   ===========

(5)      DEBT

         Debt consisted of the following:                  December 31,
                                                   -------------------------

                                                       1999          1998
                                                   ------------   ----------
                  Lending institutions -
                   Revolving credit agreement      $         --   $2,400,000
                  Capital lease obligations                  --       17,756
                                                   ------------   ----------

                                                   $         --   $2,417,756
                                                   ============   ==========


         The $2,400,000 outstanding balance of the credit facility was repaid upon the sale of the Venture's Myrtle Creek System on July 30, 1999. Interest on outstanding principal was calculated at the Venture's option of the Base Rate plus 1/8, or the Euro-Rate plus 1 1/8 percent.

(6)      INCOME TAXES

         Income taxes have not been recorded in the accompanying financial statements because they accrue directly to Fund 1-B and Fund 1-C. The federal and state income tax returns of the Venture are prepared and filed by Jones Intercable.

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

         Taxable income (loss) reported to Fund 1-B and Fund 1-C is different from that reported in the statements of operations due to the difference in depreciation recognized under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable income and the net income reported in the statements of operations.

(7)      COMMITMENTS AND CONTINGENCIES

         For a period of one year following the closing date, $500,000 of the sale proceeds will remain in escrow as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. The Venture's primary exposure, if any, will relate to the representations and warranties made about the Myrtle Creek System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the one-year escrow period plus interest earned on the escrowed funds will be returned to the Venture. From this amount, the Venture will pay any remaining liabilities and the Venture then plans to distribute the balance, if any, to its partners.

(8)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

         Supplementary profit and loss information for the respective years is presented below:


                                                                  Year Ended December 31,
                                                         ----------------------------------------

                                                            1999             1998        1997
                                                         ----------       ----------   ----------

         Maintenance and repairs                         $    8,644       $   60,185   $  140,994
                                                         ==========       ==========   ==========

         Taxes, other than income and payroll taxes      $   14,057       $  122,253   $  459,969
                                                         ==========       ==========   ==========

         Advertising                                     $   22,016       $  152,119   $  219,240
                                                         ==========       ==========   ==========

         Depreciation of property, plant and equipment   $  256,188       $1,705,274   $3,458,105
                                                         ==========       ==========   ==========

         Amortization of intangible assets               $  205,042       $1,242,714   $1,956,326
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

         RALPH J. ROBERTS is Chairman of the General Partner's Board of Directors. Mr. Roberts served as Chairman of Jones Intercable, Inc.'s Board of Directors from April 1999 until its merger with the General Partner in March 2000. Mr. Roberts has served as a director of Comcast Corporation and as the Chairman of its Board of Directors for more than five years. Mr. Roberts has been the President and a director of Sural Corporation, a privately held investment company that is Comcast Corporation's controlling shareholder, for more than five years. Mr. Roberts is also a director of Comcast Cable Communications, Inc. and Comcast LCI Holdings, Inc. Mr. Roberts is the father of Brian L. Roberts. He is 80 years old.

         BRIAN L. ROBERTS is President and a director of the General Partner. Mr. Roberts served as President and a director of Jones Intercable, Inc. from April 1999 until its merger with the General Partner in March 2000. Mr. Roberts has served as the President and as a director of Comcast Corporation for more than five years. Mr. Roberts also serves as Vice President and as a director of Sural Corporation. He also is a director of Comcast Cable Communications, Inc., Comcast LCI Holdings, Inc., At Home Corporation and The Bank of New York Company, Inc. Mr. Roberts is a son of Ralph J. Roberts. He is 40 years old.

         LAWRENCE S. SMITH is Executive Vice President and a director of the General Partner. Mr. Smith served as an Executive Vice President and a director of Jones Intercable, Inc. from April 1999 until its merger with the General Partner in March 2000. Mr. Smith has served as an Executive Vice President of Comcast Corporation since December 1995. Prior to that time, he served as Senior Vice President of Comcast Corporation for more than five years. Mr. Smith is also a director of Comcast Cable Communications, Inc. and Comcast LCI Holdings, Inc. He is 52 years old.

         STANLEY L. WANG is Executive Vice President and Secretary and a director of the General Partner. Mr. Wang served as Senior Vice President and Secretary and a director of Jones Intercable, Inc. from April 1999 until its merger with the General Partner in March 2000. Mr. Wang has served as an Executive Vice President of Comcast Corporation since February 2000. Prior to that time, he served as Senior Vice President of Comcast Corporation for more than five years. Mr. Wang also has served as Secretary of Comcast Corporation for more than five years. Mr. Wang is also a director of Comcast Cable Communications, Inc. and Comcast LCI Holdings, Inc. He is 59 years old.

         JOHN R. ALCHIN is Executive Vice President and Treasurer of the General Partner. Mr. Alchin served as Senior Vice President and Treasurer and a director of Jones Intercable, Inc. from April 1999 until its merger with the General Partner in March 2000. Mr. Alchin has served as an Executive Vice President of Comcast Corporation since February 2000. Prior to that time, he served as Senior Vice President of Comcast Corporation for more than five years. Mr. Alchin also has served as Treasurer of Comcast Corporation for more than five years. Mr. Alchin is the Principal Financial Officer of the General Partner and of Comcast Corporation. He is 51 years old.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Each of the directors and executive officers of the General Partner were directors and executive officers of Jones Intercable prior to its merger with the General Partner on March 2, 2000. Jones Intercable was the general partner of the Partnership prior to March 2, 2000. These persons became directors and executive officers of Jones Intercable on April 7, 1999, the date Comcast acquired a controlling interest in Jones Intercable. These persons failed to file on a timely basis reports disclosing their ownership of limited partnership interests of the Partnership as required by Section 16(a) of the Securities Exchange Act of 1934. The reports, when filed, disclosed that these persons own no limited partnership interests of the Partnership.


                         ITEM 11. EXECUTIVE COMPENSATION

         Neither the Partnership nor the Venture have any employees; however, various personnel are required to administer the financial, tax and legal affairs of the Partnership and the Venture and to maintain the books and records of the Partnership. Such personnel are employed by Comcast and, pursuant to the terms of the limited partnership agreement of the Partnership, the costs of such employment are charged by Comcast to the Partnership and the Venture. See ITEM 13.


      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

         As of December 31, 1999, no person or entity owned more than 5% of the limited partnership interests of the Partnership.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Partnership and the Venture reimburse the Partnership's general partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel. Such personnel provide administrative, tax, accounting, legal and investor relations services to the Partnership and the Venture. The Partnership and the Venture will continue to reimburse the Partnership's general partner for actual time spent on Partnership and Venture business by employees of Comcast until the Partnership and the Venture are liquidated and dissolved. During the year ended December 31, 1999, such reimbursements made by the Venture totaled $130,975. The Partnership made no such reimbursements in 1999.

         Prior to the sale of the Myrtle Creek System, the Venture paid a management fee to the Partnership's general partner equal to 5% of the Venture's gross revenues from system operations. During the year ended December 31, 1999, such management fees totaled $69,200. It is expected that the Partnership and the Venture will never again pay management fees.

         An affiliate of Jones Intercable performed brokerage services for the Venture in connection with the sale of the Myrtle Creek System and was paid brokerage fees totaling $240,355, or 2.5% of the sales price, during the year ended December 31, 1999. It is expected that the Partnership and the Venture will never again pay brokerage fees.

         The Partnership and the Venture are charged interest on amounts advanced by the Partnership's general partner. The interest rate in 1999 was at an average of 7.18%, which approximated Jones Intercable's weighted average cost of borrowing. During the year ended December 31, 1999, the Partnership paid interest charges of $5,625 and the Venture paid interest charges of $36,244.

         Prior to the sale of the Myrtle Creek System, the Venture paid programming service fees to affiliates of Jones Intercable. The amounts of such programming service fees paid to affiliates during 1999 were not material. It is expected that the Partnership and the Venture will never again pay programming service fees.

                                    PART IV.

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

(a)  1.               See index to financial statements for a list of financial statements and exhibits thereto filed as a part of this report.

     3.               The following exhibits are filed herewith:

     4.1              Limited Partnership Agreement of Jones Cable Income Fund 1-B, Ltd.
                      (Incorporated by reference from the Partnership's Annual Report on Form
                      10-K for the fiscal year ended December 31, 1987.)

     4.2              Joint Venture Agreement of Jones Cable Income Fund 1-B/C Venture.
                      (Incorporated by reference from the Partnership's Annual Report on Form
                      10-K for the fiscal year ended December 31, 1987.)

     27               Financial Data Schedule

(b)                   Reports on Form 8-K.

                      None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania.

                                   JONES CABLE INCOME FUND 1-B, LTD.,
                                   a Colorado limited partnership
                                   By:     Comcast JOIN Holdings, Inc.,
                                           a Delaware corporation, its general
                                           partner


                                   By:     /s/ Brian L. Roberts
                                           ----------------------------
                                           Brian L. Roberts
Dated:        March 22, 2000               President; Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                   By:     /s/ Ralph J. Roberts
                                           ----------------------------
                                           Ralph J. Roberts
Dated:        March 22, 2000               Chairman; Director


                                   By:     /s/ Brian L. Roberts
                                           ----------------------------
                                           Brian L. Roberts
                                           President; Director
Dated:        March 22, 2000               (Principal Executive Officer)


                                   By:     /s/ Lawrence S. Smith
                                           ----------------------------
                                           Lawrence S. Smith
Dated:        March 22, 2000               Executive Vice President; Director


                                   By:     /s/ Stanley L. Wang
                                           ----------------------------
                                           Stanley L. Wang
Dated:        March 22, 2000               Executive Vice President; Secretary;
                                           Director


                                   By:     /s/ John R. Alchin
                                           ----------------------------
                                           John R. Alchin
                                           Executive Vice President; Treasurer
Dated:        March 22, 2000               (Principal Financial Officer)


                                   By:     /s/ Lawrence J. Salva
                                           ----------------------------
                                           Lawrence J. Salva
                                           Senior Vice President
Dated:        March 22, 2000               (Principal Accounting Officer)