Form 10-Q
period 2000-03-31
JONES CABLE INCOME FUND 1-B LTD
filed 2000-05-15
CIK 799122

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000
                               --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________________ to ______________________

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

Yes  X                                                                  No
   _____                                                                   _____

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                        March 31,               December 31,
                              ASSETS                                       2000                     1999
                              ------                                -------------------      --------------------
Distribution receivable from Cable Television Joint Venture         $          888,000       $         2,500,000

Investment in Cable Television Joint Venture                                   226,549                   249,321
                                                                    -------------------      --------------------

          Total assets                                              $        1,114,549       $         2,749,321
                                                                    ===================      ====================


                 LIABILITIES AND PARTNERS' CAPITAL
                 ---------------------------------
LIABILITIES:
  Advances from affiliates                                          $           11,881       $           112,000
  Accrued distribution to limited partners                                           -                 1,500,000
                                                                    -------------------      --------------------

          Total liabilities                                                     11,881                 1,612,000
                                                                    -------------------      --------------------

PARTNER'S CAPITAL:
  General Partner-
     Contributed capital                                                         1,000                     1,000
     Accumulated earnings                                                      109,219                   109,219
     Distributions                                                            (110,219)                 (110,219)
                                                                    -------------------      --------------------

                                                                                     -                         -
                                                                    -------------------      --------------------

Limited Partners-
  Net contributed capital (83,884 units outstanding
    at March 31, 2000 and December 31, 1999)                                34,449,671                34,449,671
  Accumulated earnings                                                      12,941,219                12,975,872
  Distributions                                                            (46,288,222)              (46,288,222)
                                                                    -------------------      --------------------

                                                                             1,102,668                 1,137,321
                                                                    -------------------      --------------------

          Total liabilities and partners' capital                   $        1,114,549       $         2,749,321
                                                                    ===================      ====================




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

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                                            For the Three Months Ended
                                                                                     March 31,
                                                                    ---------------------------------------------
                                                                           2000                     1999
                                                                    -------------------      --------------------
OTHER EXPENSE                                                       $          (11,881)      $           (16,044)

EQUITY IN NET LOSS OF CABLE TELEVISION
  JOINT VENTURE                                                                (22,772)                  (50,458)
                                                                    -------------------      --------------------

NET LOSS                                                            $          (34,653)      $           (66,502)
                                                                    ===================      ====================

ALLOCATION OF NET LOSS:
  General Partner                                                   $                -       $              (665)
                                                                    ===================      ====================

  Limited Partners                                                  $          (34,653)      $           (65,837)
                                                                    ===================      ====================

NET LOSS PER LIMITED PARTNERSHIP UNIT                               $            (0.41)      $             (0.78)
                                                                    ===================      ====================

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                                 83,884                    83,884
                                                                    ===================      ====================







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

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                              For the Three Months Ended
                                                                                      March 31,
                                                                    ---------------------------------------------
                                                                           2000                     1999
                                                                    -------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $          (34,653)      $           (66,502)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
        Equity in net loss of Cable Television Joint Venture                    22,772                    50,458
        Decrease in distribution receivable from Cable
             Television Joint Venture                                          112,000                         -
        Increase (decrease) in advances from affiliates                       (100,119)                   16,044
                                                                    -------------------      --------------------
           Net cash provided by operating activities                                  -                         -
                                                                    -------------------      --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in distribution receivable from Cable
       Television Joint Venture                                              1,500,000                         -
  Distribution to limited partners                                          (1,500,000)                        -
                                                                    -------------------      --------------------
          Net cash provided by financing activities                                  -                         -
                                                                    -------------------      --------------------
Net change in cash                                                                   -                         -

Cash, beginning of period                                                            -                         -
                                                                    -------------------      --------------------
Cash, end of period                                                 $                -       $                 -
                                                                    ===================      ====================
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                     $            5,625       $                 -
                                                                    ===================      ====================




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

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-B, Ltd. (the "Partnership") at March 31, 2000 and December 31, 1999 and its Statements of Operations and Cash Flows for the three month periods ended
March 31, 2000 and 1999. Certain prior year amounts were reclassified to conform to the 2000 presentation.

        The Partnership owns a 40 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). Jones Cable Income Fund 1-C, Ltd. ("Fund 1-C") owns a 60 percent interest in the Venture. Neither the Partnership nor the Venture currently own any cable television systems. The Venture is expected to be dissolved in 2000. The Partnership will be dissolved after the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

        On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. Comcast JOIN Holdings, Inc. continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. is now the general partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast JOIN Holdings, Inc. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) On July 30, 1999, the Venture sold the Myrtle Creek System to an unaffiliated party for a sales price of $9,614,208. From the sale proceeds, the Venture repaid the outstanding balance on its credit facility of $2,400,000, paid a $240,355 brokerage fee to The Intercable Group, Ltd., a subsidiary of Jones Intercable, representing 2.5 percent of the sales price, for acting as a broker in the transaction, settled working capital adjustments and deposited $500,000 into an interest-bearing indemnity escrow account. The remaining sale proceeds of $6,300,000 were distributed 40 percent to the Partnership and 60 percent to Fund 1-C. From the Partnership's $2,500,000 portion of this amount, the Partnership retained $1,000,000 to cover its administrative expenses and the balance was distributed in January 2000 to the Partnership's limited partners of record as of the July 30, 1999 closing date of the sale of the Myrtle Creek System. The $1,500,000 distributed to the Partnership's limited partners from the sale of the Myrtle Creek System resulted in a distribution to limited partners of $18 for each $500 limited partnership interest, or $36 for each $1,000 invested in the Partnership.

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

        Although the sale of the Myrtle Creek System represented the sale of the only remaining operating asset of the Venture, and the Partnership's interest in the Venture represents its only asset, the Venture will not be dissolved until all proceeds from escrow have been distributed. The Partnership will not be dissolved until all proceeds from escrow have been distributed and until after the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

(3)  Financial information regarding the Venture is presented below.

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                        March 31,               December 31,
                                    ASSETS                                2000                     1999
                                    ------                          -------------------      --------------------
Cash                                                                $        6,199,035       $         7,033,894

Proceeds from sale in interest-bearing account                                 515,000                   509,375
                                                                    -------------------      --------------------
          Total assets                                              $        6,714,035       $         7,543,269
                                                                    ===================      ====================

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

Accrued distributions to Venture Partners                           $        1,988,000       $         6,300,000

Advances from affiliates                                                     4,159,692                   619,665

Partner's contributed capital, net                                         (21,273,692)              (21,273,692)

Accumulated earnings                                                        21,840,035                21,897,296
                                                                    -------------------      --------------------
          Total liabilities and partners' capital                   $        6,714,035       $         7,543,269
                                                                    ===================      ====================


                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                                             For the Three Months Ended
                                                                                       March 31,
                                                                    ---------------------------------------------
                                                                           2000                     1999
                                                                    -------------------      --------------------
Revenues                                                            $                -       $           607,350

Operating expenses                                                                   -                   371,932
Management fees and allocated overhead
  from Jones Intercable                                                              -                    73,792
Depreciation and amortization                                                        -                   198,524
                                                                    -------------------      --------------------
Operating loss                                                                       -                   (36,898)
                                                                    -------------------      --------------------
Interest expense                                                                     -                   (50,574)
Interest income                                                                 17,539                    15,114
Other, net                                                                     (74,800)                  (54,517)
                                                                    -------------------      --------------------

Net loss                                                            $          (57,261)      $          (126,875)
                                                                    ===================      ====================

        The Venture reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Venture and its constituent partnerships. Such services, and their related costs, are necessary to the administration of the Venture and its constituent partnerships until they are dissolved. Such costs were charged to operating costs during the periods that the Venture operated its cable television systems. Subsequent to the sale of the Venture's final cable television system, such costs were charged to other expense. Reimbursements made by the Venture totaled $29,076 and $43,424, respectively, for the three months ended March 31, 2000 and 1999.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

        The Partnership owns a 40 percent interest in the Venture. This investment is accounted for under the equity method. When compared to the December 31, 1999 balance, this investment has decreased by $22,772. This decrease represents the Partnership's proportionate share of losses in 2000.

        On July 30, 1999, the Venture sold the Myrtle Creek System to an unaffiliated party for a sales price of $9,614,208. From the sale proceeds, the Venture repaid all of its indebtedness, paid a brokerage fee, settled working capital adjustments and deposited $500,000 into an interest-bearing indemnity escrow account. The remaining sale proceeds of $6,300,000 were distributed 40 percent to the Partnership and 60 percent to Fund 1-C. From the Partnership's $2,500,000 portion of this amount, the Partnership retained $1,000,000 to cover its administrative expenses and the balance was distributed in January 2000 to the Partnership's limited partners of record as of the July 30, 1999 closing date of the sale of the Myrtle Creek System. The $1,500,000 distributed to the Partnership's limited partners from the sale of the Myrtle Creek System resulted in a distribution to limited partners of $18 for each $500 limited partnership interest, or $36 for each $1,000 invested in the Partnership.

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

        Although the sale of the Myrtle Creek System represented the sale of the only remaining operating asset of the Venture, and the Partnership's interest in the Venture represents its only asset, the Venture will not be dissolved until all proceeds from escrow have been distributed. The Partnership will not be dissolved until all proceeds from escrow have been distributed and until after the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

RESULTS OF OPERATIONS
---------------------

        Neither the Partnership nor the Venture currently own any cable television systems; therefore, a discussion of results of operations would not be meaningful. The Partnership incurred other expense of $11,881 in the first quarter of 2000, which related to various costs associated with the administration of the Partnership. The Venture incurred other expense of $74,800 in the first quarter of 2000, which related to various costs associated with the administration of the Venture and its constituent partnerships.

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



                        JONES CABLE INCOME FUND 1-B, LTD.
                        BY:  COMCAST JOIN HOLDINGS, INC.
                             General Partner



                        By:  /S/ Lawrence J. Salva
                             --------------------------------------------
                             Lawrence J. Salva
                             Senior Vice President
                             (Principal Accounting Officer)







Dated:  May 15, 2000