Form 10-Q
period 2000-06-30
JONES CABLE INCOME FUND 1-B LTD
filed 2000-08-11
CIK 799122

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________

                       Commission File Number:  0-14906

                       JONES CABLE INCOME FUND 1-B, LTD.
--------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                             #84-1010417
--------------------------------------------------------------------------------
State of organization                                   I. R. S. employer I.D. #

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

Yes   X                                                                 No _____
    -----

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                          June 30,      December 31,
                             ASSETS                                         2000            1999
                             ------                                     ------------    ------------
Distribution receivable from Cable Television Joint Venture             $    888,000    $  2,500,000

Investment in Cable Television Joint Venture                                 249,321         249,321
                                                                        ------------    ------------

          Total assets                                                  $  1,137,321    $  2,749,321
                                                                        ============    ============


                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

LIABILITIES:
  Advances from affiliates                                              $     41,538    $    112,000
  Accrued distribution to limited partners                                      -          1,500,000
                                                                        ------------    ------------

          Total liabilities                                                   41,538       1,612,000
                                                                        ------------    ------------

PARTNER'S CAPITAL:
  General Partner-
     Contributed capital                                                       1,000           1,000
     Distributions                                                          (110,219)       (110,219)
     Accumulated earnings                                                    109,219         109,219
                                                                        ------------    ------------

                                                                                -               -
                                                                        ------------    ------------

Limited Partners-
  Net contributed capital (83,884 units outstanding
    at June 30, 2000 and December 31, 1999)                               34,449,671      34,449,671
  Distributions                                                          (46,288,222)    (46,288,222)
  Accumulated earnings                                                    12,934,334      12,975,872
                                                                        ------------    ------------

                                                                           1,095,783       1,137,321
                                                                        ------------    ------------

          Total liabilities and partners' capital                       $  1,137,321    $  2,749,321
                                                                        ============    ============


           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                        For the Three Months Ended       For the Six Months Ended
                                                  June 30,                        June 30,
                                        --------------------------      --------------------------
                                           2000            1999            2000            1999
                                        ----------      ----------      ----------      ----------
OTHER INCOME (EXPENSE)                  $   (6,885)     $   10,231      $  (41,538)     $   (5,813)

EQUITY IN NET INCOME  OF CABLE
  TELEVISION JOINT VENTURE                    -            209,470            -            159,012
                                        ----------      ----------      ----------      ----------

NET INCOME (LOSS)                       $   (6,885)     $  219,701      $  (41,538)     $  153,199
                                        ==========      ==========      ==========      ==========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                       $     -         $    2,197      $     -         $    1,532
                                        ==========      ==========      ==========      ==========

  Limited Partners                      $   (6,885)     $  217,504      $  (41,538)     $  151,667
                                        ==========      ==========      ==========      ==========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                      $    (0.09)     $     2.59      $    (0.50)     $     1.81
                                        ==========      ==========      ==========      ==========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                               83,884          83,884          83,884          83,884
                                        ==========      ==========      ==========      ==========


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

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                          For the Six Months Ended
                                                                                  June 30,
                                                                        ----------------------------
                                                                            2000            1999
                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $    (41,538)   $    153,199
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
        Equity in net income of Cable Television Joint Venture                  -           (159,012)
        Decrease in distribution receivable from Cable
             Television Joint Venture                                        112,000            -
        Increase (decrease) in advances from affiliates                      (70,462)          5,813
                                                                        ------------    ------------

          Net cash provided by operating activities                             -               -
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in distribution receivable from Cable
       Television Joint Venture                                            1,500,000            -
  Distribution to limited partners                                        (1,500,000)           -
                                                                        ------------    ------------

          Net cash provided by financing activities                             -               -
                                                                        ------------    ------------

Net change in cash                                                              -               -

Cash, beginning of period                                                       -               -
                                                                        ------------    ------------

Cash, end of period                                                     $       -       $       -
                                                                        ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                         $      5,625    $       -
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

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-B, Ltd. (the "Partnership") at June 30, 2000 and December 31, 1999, its Statements of Operations for the three and six month periods ended June 30, 2000 and 1999 and its Statements of Cash Flows for the six month periods ended June 30, 2000 and 1999. Certain prior period amounts have been reclassified to conform to the 2000 presentation.

     The Partnership owns a 40 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). Jones Cable Income Fund 1-C, Ltd. ("Fund 1-C") owns a 60 percent interest in the Venture. Neither the Partnership nor the Venture currently own any cable television systems. The Venture is expected to be dissolved in 2000. The Partnership has continued in existence because of the escrow proceeds, which were released in early August 2000, and also because of pending litigation in which the Partnership is a party. The General Partner cannot predict when the Partnership will be dissolved.

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On July 28, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc., ("Comcast Cable"), another wholly owned subsidiary of Comcast. Comcast Cable is now the general partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

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

     For a period of one year following the closing date, $500,000 of the sale proceeds remained in escrow as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. Amounts remaining from this indemnity escrow account plus interest earned on the escrowed funds were returned to the Venture in early August 2000 and the Venture intends to distribute all of its cash to its constituent partners prior to its dissolution.

(3)  Financial information regarding the Venture is presented below.

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                          June 30,      December 31,
                         ASSETS                             2000           1999
                         ------                         ------------    ------------
Cash                                                    $  6,290,222    $  7,033,894

Proceeds from sale in interest-bearing account               520,836         509,375
                                                        ------------    ------------

          Total assets                                  $  6,811,058    $  7,543,269
                                                        ============    ============

           LIABILITIES AND PARTNERS' CAPITAL
           ---------------------------------

Accrued distributions to Venture Partners               $  1,988,000    $  6,300,000

Advances from affiliates                                   4,189,276         619,665

Partner's contributed capital, net                       (21,263,514)    (21,273,692)

Accumulated earnings                                      21,897,296      21,897,296
                                                        ------------    ------------

          Total liabilities and partners' capital       $  6,811,058    $  7,543,269
                                                        ============    ============

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                For the Three Months Ended       For the Six Months Ended
                                                         June 30,                        June 30,
                                                --------------------------      --------------------------
                                                   2000            1999            2000            1999
                                                ----------      ----------      ----------      ----------
Revenues                                        $     -         $  587,663      $     -         $1,195,013

Operating expenses                                    -            353,486            -            725,418
Management fees and allocated overhead
  from Jones Intercable                               -             54,691            -            128,483
Depreciation and amortization                         -            198,520            -            397,044
                                                ----------      ----------      ----------      ----------

Operating loss                                        -            (19,034)           -            (55,932)
                                                ----------      ----------      ----------      ----------

Interest expense                                      -            (30,192)           -            (80,766)
Interest income                                       -                 51            -             15,165
Other, net                                            -            575,884            -            521,367
                                                ----------      ----------      ----------      ----------

Net income                                      $     -         $  526,709      $     -         $  399,834
                                                ==========      ==========      ==========      ==========

     The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until it is dissolved. Such costs were charged to other expense on the Statements of Operations. Reimbursements made by the Partnership to its general partner for administrative expenses during the three and six month periods ended June 30, 2000 were $7,714 and $19,278, respectively. Reimbursements by the Venture to its general partner for administrative expenses during the three and six month periods ended June 30, 1999 were $25,308 and $68,732, respectively, of which $10,065 and $27,335, respectively, were attributed to the Partnership's 40 percent interest in the Venture.

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

     For a period of one year following the closing date, $500,000 of the sale proceeds remained in escrow as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. Amounts remaining from this indemnity escrow account plus interest earned on the escrowed funds were returned to the Venture in early August 2000 and the Venture intends to distribute all of its cash to its constituent partners prior to its dissolution.

     The Venture is expected to be dissolved in 2000. The only asset of the Partnership is the cash it will receive from the Venture, which will be held in reserve to pay the Partnership's administrative and legal expenses until the Partnership is dissolved. The Partnership has continued in existence because of pending litigation in which the Partnership is a party. The General Partner cannot predict when the Partnership will be dissolved.

RESULTS OF OPERATIONS
---------------------

     Neither the Partnership nor the Venture currently own any cable television systems; therefore, a discussion of results of operations would not be meaningful. The Partnership incurred other expense of $41,538 in the first six months of 2000, which related to various costs associated with the administration of the Partnership.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     Comcast Cable Communications, Inc. (as successor-in-interest to Jones Intercable, Inc.), each of its subsidiaries that serve as general partners of its managed cable partnerships and most of its managed cable partnerships, including the Partnership, are named defendants in a case captioned Everest
                                                                    -------
Cable Investors, LLC, Everest Properties, LLC, Everest Properties II, LLC, KM
-----------------------------------------------------------------------------
Investments, LLC and KH Financial, Inc., plaintiffs v. Jones Intercable, Inc.,
------------------------------------------------------------------------------
et al., defendants (Superior Court, Los Angeles County, State of California,
------------------
Case No. BC 213632), which was first filed in July 1999.

     Plaintiffs allege that they had formed a coordinated plan amongst themselves to acquire up to 4.9% of the limited partnership interests in each of the managed partnerships named as defendants, and that plaintiffs were frustrated in this purpose by Jones Intercable's refusal to provide plaintiffs with lists of the names and addresses of the limited partners of these partnerships. The complaint alleges that Jones Intercable's actions constituted a breach of contract, a breach of Jones Intercable's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable's failure to provide them with the partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

     In September 1999, the defendants filed demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers to each cause of action on the grounds of uncertainty, but permitted the plaintiffs to amend their complaint to attempt to cure the deficiencies in the pleadings that caused the Court to sustain the demurrers. The plaintiffs filed their first amended complaint in January 2000. In March 2000, the defendants filed demurrers to the plaintiffs' first amended complaint and a hearing on the matter was held in April 2000. In May 2000, the Court issued a ruling that sustained the defendants' demurrers without leave to amend as to all plaintiffs except KM Investments, LLC, and it sustained the defendants' demurrers with leave to amend as to plaintiff KM Investments, LLC, and KM Investments, LLC has filed a second amended complaint to attempt to cure the deficiencies in the pleadings. Plaintiffs have stated an intention to appeal the rulings sustaining the demurrers to the first amended complaint.

     Discovery in the case also has begun, and the defendants have responded to the plaintiffs' first set of interrogatories and to the plaintiffs' first demand for the production of documents. Comcast Cable Communications, Inc. believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and Comcast Cable Communications, Inc. intends to defend this lawsuit vigorously.

Item 6. Exhibits and Reports on Form 8-K.

     a)  Exhibits

         27)  Financial Data Schedule

     b)  Reports on Form 8-K

         None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                JONES CABLE INCOME FUND 1-B, LTD.
                                BY:  COMCAST CABLE COMMUNICATIONS, INC.
                                     General Partner



                                By: /S/ Lawrence J. Salva
                                    --------------------------------------------
                                    Lawrence J. Salva
                                    Senior Vice President
                                    (Principal Accounting Officer)



Dated:  August 11, 2000