Form 10-Q
period 2000-09-30
JONES CABLE INCOME FUND 1-B LTD
filed 2000-11-14
CIK 799122

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000
                               ------------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

                       Commission File Number:  0-14906

                       JONES CABLE INCOME FUND 1-B, LTD.
--------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                             #84-1010417
--------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D. #

                            c/o Comcast Corporation
                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office

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

Yes  X                                                                    No ___
    ___

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                                       September 30,             December 31,
                         ASSETS                                                            2000                     1999
                         ------                                                     -------------------      --------------------
Cash                                                                                $         1,111,848      $                 -

Receivable from affiliate                                                                        38,709                        -

Distribution receivable from Cable Television Joint Venture                                          -                  2,500,000

Investment in Cable Television Joint Venture                                                         -                    249,321
                                                                                    -------------------      --------------------

          Total assets                                                              $         1,150,557      $          2,749,321
                                                                                    ===================      ====================


            LIABILITIES AND PARTNERS' CAPITAL
            ---------------------------------

LIABILITIES:
  Accrued liabilities                                                               $           33,342       $                  -
  Advances from affiliates                                                                           -                    112,000
  Accrued distribution to limited partners                                                           -                  1,500,000
                                                                                    -------------------      --------------------

          Total liabilities                                                                     33,342                  1,612,000
                                                                                    -------------------      --------------------

PARTNER'S CAPITAL:
  General Partner-
     Contributed capital                                                                          1,000                     1,000
     Distributions                                                                             (110,219)                 (110,219)
     Accumulated earnings                                                                       109,219                   109,219
                                                                                    -------------------      --------------------

                                                                                                     -                         -
                                                                                    -------------------      --------------------

Limited Partners-
  Net contributed capital (83,884 units outstanding
    at September 30, 2000 and December 31, 1999)                                             34,449,671                34,449,671
  Distributions                                                                             (46,288,222)              (46,288,222)
  Accumulated earnings                                                                       12,955,766                12,975,872
                                                                                    -------------------      --------------------

                                                                                              1,117,215                 1,137,321
                                                                                    -------------------      --------------------

          Total liabilities and partners' capital                                   $         1,150,557      $          2,749,321
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

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                                For the Three Months Ended      For the Nine Months Ended
                                                                       September 30,                   September 30,
                                                                --------------------------      --------------------------
                                                                   2000            1999            2000            1999
                                                                ----------      ----------      ----------      ----------
OTHER INCOME (EXPENSE):
  Interest income                                               $   68,673      $       -       $   68,673      $       -
  Other, net                                                       (47,241)        (42,627)        (88,779)        (48,440)
                                                                ----------      ----------      ----------      ----------

          Total other income (expense), net                         21,432         (42,627)        (20,106)        (48,440)
                                                                ----------      ----------      ----------      ----------

EQUITY IN NET INCOME  OF CABLE
  TELEVISION JOINT VENTURE                                              -        2,507,294              -        2,666,306
                                                                ----------      ----------      ----------      ----------

NET INCOME (LOSS)                                               $   21,432      $2,464,667      $  (20,106)     $2,617,866
                                                                ==========      ==========      ==========      ==========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                               $       -       $   (1,532)     $       -       $       -
                                                                ==========      ==========      ==========      ==========

  Limited Partners                                              $   21,432      $2,466,199      $  (20,106)     $2,617,866
                                                                ==========      ==========      ==========      ==========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                              $     0.26      $    29.40      $    (0.24)     $    31.21
                                                                ==========      ==========      ==========      ==========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                                       83,884          83,884          83,884          83,884
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

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                                             For the Nine Months Ended
                                                                                                   September 30,
                                                                                    --------------------------------------------

                                                                                           2000                     1999
                                                                                    ------------------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                 $          (20,106)      $         2,617,866
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
        Equity in net income of Cable Television Joint Venture                                       -                (2,666,306)
        Increase in accrued liabilities                                                         33,342                         -
        Increase (decrease) in advances from affiliates                                       (150,709)                   48,440
                                                                                    ------------------       -------------------

          Net cash used in operating activities                                               (137,473)                        -
                                                                                    ------------------       -------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Distribution from Cable Television Joint Venture                                           2,749,321                         -
                                                                                    ------------------       -------------------

          Net cash provided by investing activities                                          2,749,321                         -
                                                                                    ------------------       -------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to limited partners                                                          (1,500,000)                        -
                                                                                    ------------------       -------------------

          Net cash used in financing activities                                             (1,500,000)                        -
                                                                                    ------------------       -------------------

Increase in cash                                                                             1,111,848                         -

Cash, beginning of period                                                                            -                         -
                                                                                    ------------------       -------------------

Cash, end of period                                                                 $        1,111,848       $                 -
                                                                                    ==================       ===================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                     $            5,625       $                 -
                                                                                    ==================       ===================


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

                       JONES CABLE INCOME FUND 1-B, LTD.
                       ---------------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Jones Cable Income Fund 1-B, Ltd. (the "Partnership") at September 30, 2000 and December 31, 1999, its Statements of Operations for the three and nine month periods ended September 30, 2000 and 1999 and its Statements of Cash Flows for the nine month periods ended September 30, 2000 and 1999. Certain prior period amounts have been reclassified to conform to the 2000 presentation.

        The Partnership owns a 40 percent interest in Jones Cable Income Fund 1-B/C Venture (the "Venture"). Jones Cable Income Fund 1-C, Ltd. ("Fund 1-C") owns a 60 percent interest in the Venture. Neither the Partnership nor the Venture currently own any cable television systems. The Partnership's interest in the Venture is accounted for using the equity method. The Venture distributed its remaining cash to the Partnership and Fund 1-C in September 2000 and the Venture is expected to be dissolved in December 2000. The Partnership's only current assets are its cash on hand and a receivable from affiliate, which will be paid in the fourth quarter of 2000. It is anticipated that the Partnership will be fully liquidated and dissolved by December 31, 2000.

        Prior to its dissolution, the Partnership will accrue funds to cover its remaining administrative costs. All cash remaining after such accrual is made will be distributed to the Partnership's partners pursuant to the distribution procedures established by the Partnership's limited partnership agreement. It is expected that all limited partners will receive final distribution checks from the Partnership before the end of December 2000.

        On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc., ("Comcast Cable"), another wholly owned subsidiary of Comcast. Comcast Cable is now the general partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

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

        For a period of one year following the closing date, $500,000 of the sale proceeds remained in escrow as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. Amounts remaining from this indemnity escrow account plus interest earned on the escrowed funds were returned to the Venture in August 2000 and distributed to its constituent partners in September 2000.

(3)  Financial information regarding the Venture is presented below.

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                               September 30,              December 31,
                         ASSETS                                                     2000                      1999
                         ------                                              -------------------        ------------------
Cash                                                                         $                -         $        7,033,894

Proceeds from sale in interest-bearing account                                                -                    509,375
                                                                             -------------------        ------------------

          Total assets                                                       $                -         $        7,543,269
                                                                             ===================        ==================

           LIABILITIES AND PARTNERS' CAPITAL
           ---------------------------------
Accrued distributions to Venture Partners                                    $                -         $        6,300,000

Advances from affiliates                                                                      -                    619,665

Partner's contributed capital, net                                                   (21,897,296)              (21,273,692)

Accumulated earnings                                                                  21,897,296                21,897,296
                                                                             -------------------        ------------------

          Total liabilities and partners' capital                            $                -         $        7,543,269
                                                                             ===================        ==================

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                        For the Three Months Ended      For the Nine Months Ended
                                                               September 30,                   September 30,
                                                        --------------------------      -------------------------
                                                           2000            1999            2000            1999
                                                        ----------      ----------      ----------      ----------
Revenues                                                $       -       $  188,993      $       -       $1,384,006

Operating expenses                                              -          184,450              -          909,868
Management fees and allocated overhead
  from Jones Intercable                                         -           17,843              -          146,326
Depreciation and amortization                                   -           64,186              -          461,230
                                                        ----------      ----------      ----------      ----------

Operating loss                                                  -          (77,486)             -         (133,418)
                                                        ----------      ----------      ----------      ----------

Interest expense                                                -           (3,514)             -          (84,280)
Interest income                                                 -           57,789              -           72,954
Gain on sale of cable television system                         -        6,350,069              -        6,350,069
Other, net                                                      -          (22,376)             -          498,991
                                                        ----------      ----------      ----------      ----------

Net income                                              $       -       $6,304,482      $       -       $6,704,316
                                                        ==========      ==========      ==========      ==========

(4) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until it is dissolved. Such costs were charged to other expense on the Statements of Operations. Reimbursements made by the Partnership to its general partner for administrative expenses during the three and nine month periods ended September 30, 2000 were $6,926 and $26,204, respectively. Reimbursements by the Venture to its general partner for administrative expenses during the three and nine month periods ended September 30, 1999 were $8,394 and $77,126, respectively, of which $3,338 and $30,673, respectively, were attributed to the Partnership's 40 percent interest in the Venture.

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

        For a period of one year following the closing date, $500,000 of the sale proceeds remained in escrow as security for the Venture's agreement to indemnify the buyer under the asset purchase agreement. Amounts remaining from this indemnity escrow account plus interest earned on the escrowed funds were returned to the Venture in August 2000 and distributed to its constituent partners in September 2000.

        Neither the Partnership nor the Venture currently own any cable television systems. The Venture distributed its remaining cash to the Partnership and Fund 1-C in September 2000 and the Venture is expected to be dissolved in December 2000. The Partnership's only current assets are its cash on hand and a receivable from affiliate, which will be paid in the fourth quarter of 2000. It is anticipated that the Partnership will be fully liquidated and dissolved by December 31, 2000.

        Prior to its dissolution, the Partnership will accrue funds to cover its remaining administrative costs. All cash remaining after such accrual is made will be distributed to the Partnership's partners pursuant to the distribution procedures established by the Partnership's limited partnership agreement. It is expected that all limited partners will receive final distribution checks from the Partnership before the end of December 2000.

        The Partnership's current and periodic reporting obligations under the Securities Exchange Act of 1934, as amended, and the Partnership's quarterly and annual reporting obligations under Section 3.7 of the Partnership's limited partnership agreement will cease upon the Partnership's termination. As a result, it is expected that this quarterly report on SEC Form 10-Q for the quarter ended September 30, 2000 will be the Partnership's final detailed financial report to limited partners.

        During the first quarter of 2001, the General Partner will deliver final tax reports on Form 1065, Schedule K-1 to all limited partners of record as of the date of the Partnership's dissolution. If, as expected, the Partnership is dissolved before the end of 2000, the Partnership and its partners will have no tax reporting obligations beyond the taxable year 2000.

RESULTS OF OPERATIONS
---------------------

        Neither the Partnership nor the Venture currently own any cable television systems; therefore, a discussion of results of operations would not be meaningful. Interest income of $68,673 was earned on the cash balance on hand. The Partnership incurred other expense of $88,779 in the first nine months of 2000, which related to various costs associated with the administration and liquidation of the Partnership.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

        The Partnership and the General Partner are among the defendants in a case captioned Everest Cable Investors, LLC, et al., plaintiffs v. Jones
               ---------------------------------------------------------
Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State
------------------------------------
of California, Case No. BC 213632). The case was originally filed in July 1999. Subsequently, demurrers were sustained as to a substantial portion of the action, and the court did not allow the plaintiffs to seek to amend and re-file their claims. As a result, the plaintiffs elected to appeal the ruling of the trial court as to the validity of their claims which had been dismissed. While the appeal is pending, the trial court agreed to the parties' joint request to stay the portion of the action that was not dismissed by the trial court when it sustained the demurrers.

        The Partnership has continued in existence since the sale of its cable television system assets. The General Partner has determined, however, that it is in the best interests of the Partnership and its limited partners to liquidate and dissolve the Partnership before the end of the year 2000.

        Although, prior to its dissolution, the Partnership will accrue funds to pay for its remaining administrative expenses, the Partnership will not accrue funds to cover its potential liabilities related to this litigation. Instead, the General Partner will remain liable for the Partnership's liabilities, if any, related to this case.

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



                                        JONES CABLE INCOME FUND 1-B, LTD.
                                        BY:  COMCAST CABLE COMMUNICATIONS, INC.
                                             General Partner



                                        By:  /S/ Lawrence J. Salva
                                             -----------------------------------
                                             Lawrence J. Salva
                                             Senior Vice President
                                             (Principal Accounting Officer)







Dated: November 14, 2000